Form 10-Q
period 1995-04-29
UNITRODE CORP
filed 1995-06-09
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the quarterly period ended April 29, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the transition period from          to
                                         ---------   ---------

                       Commission file number     1-5609


                              UNITRODE CORPORATION
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     04-2271186
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

      7 CONTINENTAL BOULEVARD, MERRIMACK, NEW HAMPSHIRE              03054
         (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code: (603) 424-2410



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

There were 11,407,500 shares of common stock outstanding as of April 29, 1995.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              Unitrode Corporation
                          Consolidated Balance Sheets



                                        April 29, 1995   January 31, 1995
Assets                                     (Unaudited)
- -------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                $ 18,611,616      $ 17,752,008
  Short-term investments                      3,223,130        12,961,780
  Accounts receivable, net of allowance
     of $280,918 in April, 1995
     and $296,510 in January, 1995           16,859,683        13,746,458
  Notes receivable                              870,394           865,762
  Inventories:
     Raw materials                              987,474           687,083
     Work in process                          4,352,893         4,198,556
     Finished goods                           3,132,130         2,430,863
                                           ------------      ------------
       Total inventory                        8,472,497         7,316,502
                                           ------------      ------------

  Deferred income taxes                       4,766,000         4,383,000

  Prepaid expenses and other
    current assets                            1,354,464         1,455,541
                                           ------------      ------------

     Total current assets                    54,157,784        58,481,051
                                           ------------      ------------

Property, plant and equipment, at cost       68,982,972        68,415,540
  Less accumulated depreciation              37,572,972        36,396,265
                                           ------------      ------------
    Property, plant and equipment, net       31,410,000        32,019,275
                                           ------------      ------------

Notes and other receivables, net of
  discount                                    4,684,752         4,878,392
Deferred income taxes                            92,000           102,000
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $1,613,200 in April, 1995 and
   $1,542,199 in January, 1995                2,477,129         2,548,130

Other assets                                  4,825,327         5,275,532
                                           ------------      ------------

Total assets                               $ 97,646,992      $103,304,380
                                           ============      ============




The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                          Consolidated Balance Sheets


                                          April 29, 1995   January 31, 1995
Liabilities and Stockholders' Equity          (Unaudited)
- ---------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt          $   242,004        $   299,696
  Accounts payable                             5,902,715          6,993,697
  Income taxes payable                         4,378,000          2,194,151
  Accrued employee compensation and benefits   3,529,472          4,881,653
  Accrued disposal costs and unusual charges     384,646            528,480
  Accruals for distributor returns               693,950            587,500
  Accrued legal and settlement expenses        1,530,891          1,534,999
  Other current liabilities                    4,033,736          3,918,289
                                             -----------       ------------

     Total current liabilities                20,695,414         20,938,465
                                             -----------       ------------

Deferred income taxes                            732,000            615,000
Other long-term liabilities                      172,670            160,000
                                             -----------       ------------

     Total liabilities                        21,600,084         21,713,465
                                             -----------       ------------

Stockholders' equity:
  Common stock, $.20 par value;
    Authorized - 30,000,000 shares
    Issued - 11,407,500 in April, 1995
         and 11,781,100 in January, 1995       2,281,500          2,356,220
  Additional paid-in capital                  23,083,836         25,670,178
  Retained earnings                           51,126,228         54,067,673
                                             -----------       ------------
                                              76,491,564         82,094,071
  Less:
    Deferred compensation                        444,656            503,156
                                             -----------       ------------

     Total stockholders' equity               76,046,908         81,590,915
                                             -----------       ------------
Total liabilities and
    stockholders' equity                     $97,646,992       $103,304,380
                                             ===========       ============





The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)


For the three months ended               April 29, 1995       April 30, 1994
- ----------------------------------------------------------------------------
Net revenues                                $25,887,470          $22,268,384
Cost of revenues                             12,101,878           11,709,430
                                            -----------          -----------

  Gross profit                               13,785,592           10,558,954
                                            -----------          -----------

Operating expenses:
  Research and development                    3,045,589            2,341,831
  Selling, general and administrative         5,223,393            5,459,295
                                            -----------          -----------
    Total operating expenses                  8,268,982            7,801,126
                                            -----------          -----------

Income from operations                        5,516,610            2,757,828
                                            -----------          -----------

Other income:
  Non-operating expense, net                    (12,958)            (127,308)
  Interest income                               454,385              282,141
  Interest expense                              (22,203)             (23,395)
                                            -----------          -----------

    Total other income                          419,224              131,438
                                            -----------          -----------

Income before income tax provision            5,935,834            2,889,266

Income tax provision                          2,137,000            1,011,000
                                            -----------          -----------

Net income                                  $ 3,798,834          $ 1,878,266
                                            ===========          ===========

Earnings per common share:
  Net income                                $       .32          $       .15
                                            ===========          ===========

Average common and common equivalent
  shares outstanding                         12,050,577           12,841,182
                                            ===========          ===========




The accompanying notes are an integral part of the financial statements.


                              Unitrode Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

For the three months ended                               April 29, 1995        April 30, 1994
- ---------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                               $ 3,798,834           $ 1,878,266
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                            1,999,568             1,692,408
     Provision for losses on accounts receivable                  5,100                20,305
     Deferred compensation                                       58,500                64,814
     Deferred income taxes                                     (256,000)              415,000
     Other, net                                                   2,086               127,338
     Loss on sale of property, plant
       and equipment                                              1,252                42,735
   (Increase) decrease in assets:
     Accounts receivable                                     (3,118,325)             (228,330)
     Inventories                                             (1,155,995)              127,151
     Prepaid expenses and other current assets                  110,949               283,626
   Increase (decrease) in liabilities:
     Accounts payable                                        (1,090,982)           (1,235,283)
     Income taxes payable                                     2,183,849              (466,630)
     Accrued employee compensation and benefits              (1,352,181)           (1,247,411)
     Accruals relating to unusual charges                             -              (437,317)
     Accruals for distributor returns                           106,450                75,000
     Accrued legal and settlement expenses                       (4,108)             (165,072)
     Other current and long-term liabilities                    128,117               437,094
                                                            -----------           -----------
          Total adjustments                                  (2,381,720)             (494,572)
                                                            -----------           -----------
     Net cash provided by operating activities                1,417,114             1,383,694
                                                            -----------           -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                 (1,268,927)           (2,678,233)
   Proceeds on sale of assets                                   416,998                18,922
   Notes receivable and other investments                       185,717                82,498
   Maturities of short-term investments                      11,001,000               499,697
   Purchases of short-term investments                       (1,289,427)                    -
   Accrued disposal costs                                      (143,834)             (201,165)
                                                            -----------           -----------
     Net cash provided (used) by investing activities         8,901,527            (2,278,281)
                                                            -----------           -----------
Cash flows from financing activities:
   Principal payments on debt                                   (57,692)             (115,385)
   Proceeds from exercise of common stock options               613,034               306,257
   Purchase of common stock                                 (10,014,375)           (6,910,000)
                                                            -----------           -----------
     Net cash used by financing activities                   (9,459,033)           (6,719,128)
                                                            -----------           -----------

Net increase (decrease) in cash and cash equivalents            859,608            (7,613,715)
Cash and cash equivalents at beginning of period             17,752,008            30,256,715
                                                            -----------           -----------
Cash and cash equivalents at end of period                  $18,611,616           $22,643,000
                                                            ===========           ===========
Supplemental information:
   Interest paid                                            $    24,000           $    30,000
   Income taxes paid, net of tax refunds                        209,000             1,071,000



The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                 April 29, 1995
                                  (Unaudited)




Note 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 31, 1995.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended April 29, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996.


Note 2 - Non-operating expense, net
- -----------------------------------

Three months ended                       April 29, 1995      April 30, 1994
- ---------------------------------------------------------------------------
Equity in loss of affiliates                $ (27,693)         $ (76,533)
Foreign exchange loss                         (51,935)           (41,234)
Loss on sale of fixed assets                   (1,252)           (42,735)
Net rental asset income                        67,922             33,194
                                            ---------          ---------
  Non-operating expense,net                 $ (12,958)         $(127,308)
                                            =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Three Months Ended April 29, 1995 versus Three Months Ended April 30, 1994

Net revenues of $25.9 million for the quarter ended April 29, 1995 increased by 16% compared with $22.3 million in the previous year's first quarter.
Excluding the Micro Networks Division ("Micro Networks") and Powercube Corporation ("Powercube") which were sold on October 12, 1994 and June 23, 1994, respectively, net revenues were $25.9 million for the quarter ended April 29, 1995 compared with $18.4 million in the previous year's comparable quarter, an increase of 41%. Sales from Unitrode Integrated Circuits Corporation ("UICC"), which now represents the total business, increased due to strong demand from the electronic data processing markets, as well as sales of new products. In addition, royalty income increased to $0.6 million in the first quarter of fiscal year 1996 compared with $0.2 million in the previous year's first quarter, primarily due to additional licensees. Approximately 63% of UICC's sales for the first quarter of fiscal year 1996 were international compared with 64% in fiscal year 1995.

Gross profit as a percentage of net sales, excluding Micro Networks and Powercube, increased by approximately one percentage point to 52% compared to the same quarter in the prior year. This improvement was primarily due to a lower average cost per unit as a result of manufacturing efficiencies and from higher production volumes.

Selling, general and administrative expenses as a percentage of net sales, excluding the disposed operations, decreased by approximately three percentage points to 21% as compared to the previous year's first quarter. This percentage decrease was primarily due to the higher volume of sales. Research and development expenses at UICC were 12% of net sales in the first quarter of fiscal year 1996 compared with 11% in the prior fiscal year. This increase of approximately $1.0 million related primarily to increased engineering headcount and related product development efforts to support opportunities in the Company's markets.

Interest income increased by $172,000 principally due to an increase in the weighted average interest earned on cash and short-term investments.

The consolidated effective tax rate for the quarter ended April 29, 1995 was 36% compared with 35% in the prior year's first quarter.

Excluding disposed operations, net income was $3.8 million for the first quarter of fiscal year 1996 compared to $2.1 million for the first quarter of fiscal year 1995, an increase of 84%.

Bookings for the first quarter have increased 6% or approximately $1.6 million to $27.4 million when compared with the prior year's first quarter, excluding disposed operations. The improvement was due to strong demand from the electronic data processing markets as well as orders for new products. In addition, bookings have improved approximately $2.3 million or 9% when compared to the previous quarter. The book-to-bill ratio for the first quarter was 1.08 compared to 1.42 in the prior year's first quarter, excluding disposed operations.

- ---------------------

Backlog at April 29, 1995 was approximately $29.9 million compared with $22.8 million at April 30, 1994, excluding disposed operations, and $28.1 million at the end of the previous quarter. In comparison to the first quarter ended April 30, 1994, backlog increased by approximately 31% or $7.1 million principally due to strong demand from the electronic data processing markets as well as orders for new products.


FINANCIAL CONDITION
- -------------------

Cash and short-term investments have decreased by $8.9 million since year-end to $21.8 million at April 29, 1995. The principal uses of cash for the quarter were $9.8 million for the repurchase of 500,000 shares of the Company's common stock and $1.3 million for capital expenditures. The principal sources of cash for the quarter were an increase in net cash of $1.4 million provided by operating activities and $0.6 million in proceeds from exercises of stock options under the Company's Stock Option Plans.

It is anticipated that the Company's operating cash needs for fiscal year 1996, including planned capital expenditures of approximately $14.0 million, will be met by internally generated funds and available cash. The Company also has available an unused $15.0 million revolving credit agreement.

The ratio of current assets to current liabilities was 2.62:1 at April 29, 1995 compared with 2.79:1 at January 31, 1995. Working capital of $33.5 million at April 29, 1995 has decreased by $4.1 million from January 31, 1995. Both of these decreases resulted from the Company's stock repurchase.

Accounts receivable at April 29,1995 increased by $3.1 million from January 31, 1995 primarily due to increased sales. Receivable day sales outstanding were 53 days at April 29, 1995 compared to 47 days at January 31, 1995. Inventories increased by $1.2 million since January 31, 1995 primarily to support the increased level of new orders. Accrued employee compensation and benefits has decreased by $1.4 million since year-end primarily due to incentive compensation benefit payments relating to fiscal year 1995 performance.

On February 21, 1995, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its common stock. At the end of the first quarter of fiscal year 1996, the Company repurchased 500,000 shares of the Company's common stock at an average price per share of $19.63 or a total of approximately $9.8 million. As of April 29, 1995 a total of 578,700 shares are currently remaining under the repurchase authorizations.

                           Part II.  Other Information

                              Unitrode Corporation
                                 April 29, 1995



Item 1.  Legal Proceedings
- --------------------------

            None.

Item 2.  Changes in the Rights of the Company's Security Holders
- ----------------------------------------------------------------

            None.

Item 3.  Defaults upon Senior Securities
- ----------------------------------------

            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

            None.

Item 5.  Other Information
- --------------------------

            None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    (a)  Exhibits
         --------

            Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
              Share

    (b)  REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the
         --------------------
           Registrant during the first quarter of the fiscal year ended January 31, 1996.

                              Unitrode Corporation
                                 April 29, 1995

                                   Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 UNITRODE CORPORATION



    June 5, 1995             /s/ Robert L. Gable
- ------------------           ---------------------------------
Date                             Robert L. Gable
                                 Chairman, President and Chief
                                 Executive Officer


    June 5, 1995             /s/ Cosmo S. Trapani
- ------------------           ---------------------------------
Date                             Cosmo S. Trapani
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)