Form 10-Q
period 1995-07-29
UNITRODE CORP
filed 1995-09-11
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended JULY 29, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                   For the transition period from          to
                                                  --------    --------

                      Commission file number     1-5609


                            UNITRODE CORPORATION
           (Exact name of registrant as specified in its charter)

            MARYLAND                                        04-2271186
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      7 CONTINENTAL BOULEVARD, MERRIMACK, NEW HAMPSHIRE      03054
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

There were 11,426,276 shares of common stock outstanding as of July 29, 1995.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              Unitrode Corporation
                          Consolidated Balance Sheets


                                                July 29, 1995   January 31, 1995
Assets                                            (Unaudited)
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                     $ 25,814,404        $ 17,752,008
  Short-term investments                                   -          12,961,780
  Accounts receivable, net of allowance
     of $286,984 in July, 1995
     and $296,510 in January, 1995                17,111,980          13,746,458
  Notes receivable                                   875,086             865,762
  Inventories:
     Raw materials                                 1,337,762             687,083
     Work in process                               4,554,087           4,198,556
     Finished goods                                2,291,706           2,430,863
                                                ------------        ------------
       Total inventory                             8,183,555           7,316,502
                                                ------------        ------------
  Deferred income taxes                            4,810,000           4,383,000

  Prepaid expenses and other
    current assets                                 1,395,409           1,455,541
                                                ------------        ------------

     Total current assets                         58,190,434          58,481,051
                                                ------------        ------------

Property, plant and equipment, at cost            70,806,560          68,415,540
  Less accumulated depreciation                   39,549,270          36,396,265
                                                ------------        ------------
    Property, plant and equipment, net            31,257,290          32,019,275
                                                ------------        ------------

Notes and other receivables, net of
  unamortized discount of $89,524 in
  July, 1995 and $100,952 in January, 1995         4,464,080           4,878,392
Deferred income taxes                                 27,000             102,000
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $1,684,201 in July, 1995 and
   $1,542,199 in January, 1995                     2,406,128           2,548,130

Other assets                                       4,768,605           5,275,532
                                                ------------        ------------

Total assets                                    $101,113,537        $103,304,380
                                                ============        ============


    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                          Consolidated Balance Sheets


                                               July 29, 1995  January 31, 1995
Liabilities and Stockholders' Equity              (Unaudited)
------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt             $    184,312      $    299,696
  Accounts payable                                 5,779,599         6,993,697
  Income taxes payable                             2,475,043         2,194,151
  Accrued employee compensation and benefits       5,171,989         4,881,653
  Accrued disposal costs and unusual charges         488,880           528,480
  Accruals for distributor returns                   740,400           587,500
  Accrued legal and settlement expenses            1,529,135         1,534,999
  Other current liabilities                        3,353,303         3,918,289
                                                ------------      ------------

     Total current liabilities                    19,722,661        20,938,465
                                                ------------      ------------

Deferred income taxes                                752,000           615,000
Other long-term liabilities                          220,670           160,000
                                                ------------      ------------

     Total liabilities                            20,695,331        21,713,465
                                                ------------      ------------

Stockholders' equity:
  Common stock, $.20 par value;
    Authorized - 30,000,000 shares
    Issued - 11,426,276 in July, 1995 and
             11,781,100 in January, 1995           2,285,255         2,356,220
  Additional paid-in capital                      23,229,450        25,670,178
  Retained earnings                               55,293,220        54,067,673
                                                ------------      ------------
                                                  80,807,925        82,094,071

Less:
  Deferred compensation                              389,719           503,156
                                                ------------      ------------

     Total stockholders' equity                   80,418,206        81,590,915
                                                ------------      ------------

Total liabilities and
    stockholders' equity                        $101,113,537      $103,304,380
                                                ============      ============



    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)

For the three months ended                     July 29, 1995     July 30, 1994
------------------------------------------------------------------------------
Net revenues                                    $28,859,786        $23,957,584
Cost of revenues                                 13,508,239         12,548,693
                                                -----------        -----------

  Gross profit                                   15,351,547         11,408,891
                                                -----------        -----------

Operating expenses:
  Research and development                        3,440,040          2,126,961
  Selling, general and administrative             5,461,856          5,691,821
  Unusual items                                           -          2,853,213
                                                -----------        -----------

    Total operating expenses                      8,901,896         10,671,995
                                                -----------        -----------

Income from operations                            6,449,651            736,896
                                                -----------        -----------

Other income (expense):
  Non-operating expense, net                       (144,563)            (9,566)
  Interest income                                   374,335            284,899
  Interest expense                                  (21,965)           (24,192)
                                                -----------        -----------

    Total other income                              207,807            251,141
                                                -----------        -----------

Income before income tax provision (benefit)      6,657,458            988,037

Income tax provision (benefit)                    2,483,000           (226,000)
                                                -----------        -----------

Net income                                      $ 4,174,458        $ 1,214,037
                                                ===========        ===========




Earnings per common share:
  Net income                                    $       .35        $       .10
                                                ===========        ===========

Average common and common equivalent
  shares outstanding                             11,814,671         12,370,478
                                                ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)

For the six months ended                       July 29, 1995   July 30, 1994
----------------------------------------------------------------------------
Net revenues                                    $54,747,256      $46,225,968
Cost of revenues                                 25,610,117       24,258,123
                                                -----------      -----------

  Gross profit                                   29,137,139       21,967,845
                                                -----------      -----------

Operating expenses:
  Research and development                        6,485,629        4,468,792
  Selling, general and administrative            10,685,249       11,151,116
  Unusual items                                           -        2,853,213
                                                -----------      -----------

    Total operating expenses                     17,170,878       18,473,121
                                                -----------      -----------

Income from operations                           11,966,261        3,494,724
                                                -----------      -----------

Other income (expense):
  Non-operating expense, net                       (157,521)        (136,874)
  Interest income                                   828,720          567,040
  Interest expense                                  (44,168)         (47,587)
                                                -----------      -----------

    Total other income                              627,031          382,579
                                                -----------      -----------

Income before income tax provision               12,593,292        3,877,303

Income tax provision                              4,620,000          785,000
                                                -----------      -----------

Net income                                      $ 7,973,292      $ 3,092,303
                                                ===========      ===========


Earnings per common share:
   Net income                                   $       .67      $       .25
                                                ===========      ===========

Average common and common equivalent
  shares outstanding                             11,932,624       12,605,830
                                                ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
               Consolidated Statements of Cash Flows (Unaudited)

For the six months ended                                        July 29, 1995   July 30, 1994
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                   $  7,973,292     $  3,092,303
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                 4,105,648        3,537,008
     Writedowns and loss on sale of division                               -        2,853,213
     Provision for losses on accounts receivable                      10,200           37,479
     Deferred compensation                                           113,437          123,315
     Deferred income taxes                                          (215,000)         (37,000)
     Other, net                                                      149,728           31,985
     (Increase) decrease in assets:
       Accounts receivable                                        (3,375,722)      (1,877,306)
       Inventories                                                  (867,053)         (35,867)
       Prepaid expenses and other current assets                      19,779          338,331
     Increase (decrease) in liabilities:
       Accounts payable                                           (1,214,098)          14,480
       Income taxes payable                                          280,892       (1,222,902)
       Accrued employee compensation and benefits                    290,336         (395,523)
       Accruals relating to unusual charges                                -         (516,839)
       Accruals for distributor returns                              152,900            6,600
       Accrued legal and settlement expenses                          (5,864)         358,492
       Other current and long-term liabilities                      (504,316)         942,126
                                                                ------------     ------------
          Total adjustments                                       (1,059,133)       4,157,592
                                                                ------------     ------------
       Net cash provided by operating activities                   6,914,159        7,249,895
                                                                ------------     ------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                      (3,099,199)      (7,303,188)
   Proceeds on sale of assets                                        419,449           22,247
   Proceeds on sale of division and repayment of
    notes receivable                                                 470,579        2,861,377
   Other investments                                                 (85,331)         (20,356)
   Accrued disposal costs                                            (93,762)        (251,127)
   Maturities of short-term investments                           14,200,750          499,697
   Purchases of short-term investments                            (1,289,427)               -
                                                                ------------     ------------
       Net cash provided (used) by investing activities           10,523,059       (4,191,350)
                                                                ------------     ------------

Cash flows from financing activities:
   Principal payments on debt                                       (115,384)        (115,385)
   Proceeds from exercise of common stock options                    765,837          670,003
   Purchase of common stock                                      (10,025,275)     (14,420,394)
                                                                ------------     ------------
       Net cash used by financing activities                      (9,374,822)     (13,865,776)
                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents               8,062,396      (10,807,231)
Cash and cash equivalents at beginning of period                  17,752,008       30,256,715
                                                                ------------     ------------
Cash and cash equivalents at end of period                      $ 25,814,404     $ 19,449,484
                                                                ============     ============

Supplemental information:
     Interest paid                                              $     46,000     $     48,000
     Income taxes paid, net of tax refunds                         4,554,000        2,106,000


    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                 July 29, 1995
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K of Unitrode Corporation (the "Company") for the year ended January 31, 1995.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended July 29, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. Certain amounts for fiscal year 1995 have been reclassified to conform with presentation of similar amounts in fiscal year 1996.


NOTE 2 - ACQUISITIONS AND DISPOSITIONS OF ASSETS
------------------------------------------------

On June 23, 1994, the Company sold substantially all of the assets of its wholly owned subsidiary, Powercube Corporation, ("Powercube"), to Natel Engineering Company, Inc. (the "Buyer") pursuant to an Asset Purchase Agreement. The Buyer also assumed certain of the liabilities of Powercube. The assets sold consist principally of accounts receivable, inventory, and machinery and equipment. The liabilities assumed by the Buyer consist principally of accounts payable, accrued commissions and accrued warranty. Under the agreement, the Buyer paid approximately $2.7 million in cash on June 23, 1994 for substantially all of the assets of Powercube, except for the land and building which the Company has available for sale. In addition, the Company has taken a charge of approximately $1.3 million for writedowns of certain assets and $0.5 million for disposal costs. The writedown of assets included $0.8 million for the building and $0.5 million for goodwill. The following schedule summarizes the basis for the unusual item charge:


     Total book value of Powercube assets sold    $4,121,128
     Total book value of Powercube liabilities
       assumed by Buyer                              355,915
                                                  ----------
     Net book value of Powercube sold              3,765,213
     Less:
       Proceeds on sale                            2,688,000
                                                  ----------
     Loss on sale                                  1,077,213
     Writedowns and disposal costs                 1,776,000
                                                  ----------
     Unusual item charge                          $2,853,213
                                                  ==========

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                 July 29, 1995
                                  (Unaudited)


NOTE 3 - NON-OPERATING EXPENSE, NET
------------------------------------

     Three months ended                          July 29, 1995    July 30, 1994
     ---------------------------------------------------------------------------
     Gain (loss) on investments                    $ (78,500)        $ 19,597
     Foreign exchange gain (loss)                      8,327          (22,703)
     Loss on sale of fixed assets                          -          (49,753)
     Net rental asset income (expense)               (74,390)          43,293
                                                   ---------         --------
       Non-operating expense, net                  $(144,563)        $ (9,566)
                                                   =========         ========

     Six months ended                            July 29, 1995     July 30, 1994
     ---------------------------------------------------------------------------
     Loss on investments                           $(106,193)        $ (56,936)
     Foreign exchange loss                           (43,608)          (63,937)
     Loss on sale of fixed assets                     (1,252)          (92,488)
     Net rental assets income (expense)               (6,468)           76,487
                                                   ---------         ---------
       Non-operating expense, net                  $(157,521)        $(136,874)
                                                   =========         =========

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

On August 18, 1994 the U.S. District Court for the District of Massachusetts entered an order preliminarily approving a settlement and certifying a class for settlement purposes only in the lawsuit entitled WILLIAM STEINER v. UNITRODE CORP., ET.AL., Civil Action No. 90-11443-MLW. In the suit, the plaintiff, representing a settlement class of purchasers of the Company's common stock between March 2, 1988 and March 16, 1990, alleged violation of the antifraud provisions of the federal securities laws by the Company and certain of its former officers and directors. The settlement amount is $3 million consisting of $1.5 million in cash and $1.5 million in stock warrants to purchase the Company's common stock. An order giving final approval to the settlement was entered by the court on December 7, 1994. The Company paid the $1.5 million cash settlement in the fourth quarter of fiscal year 1995 and expects to issue 242,719 stock warrants with an appraised fair market value of $6.18 or a total of $1.5 million in September 1995. The settlement amount has been provided for and did not have a material adverse effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Three Months Ended July 29, 1995 versus Three Months Ended July 30, 1994

Net revenues of $28.9 million for the quarter ended July 29, 1995 increased by 20% compared with $24.0 million in the previous year's second quarter. Excluding the Micro Networks Division ("Micro Networks") and Powercube Corporation ("Powercube")which were sold on October 12, 1994 and June 23, 1994, respectively, net revenues were $28.9 million for the quarter ended July 29, 1995 compared with $20.8 million in the previous year's comparable quarter, an increase of 39%. Integrated circuit sales, which now represent the total business, increased due to strong demand from the electronic data processing markets, as well as sales of new products. In addition, royalty income increased to $0.6 million in the second quarter of fiscal year 1996 compared to $0.2 million in the previous year's second quarter, primarily due to additional licensees. Revenues from product sales to one of the Company's customers represented approximately 22% and 23% of integrated circuit sales for the second quarter of fiscal years 1996 and 1995, respectively. Approximately 60% of integrated circuit sales for the second quarter of fiscal year 1996 and fiscal year 1995 were international.

Gross profit as a percentage of net sales, excluding Micro Networks and Powercube, increased to 52.3% compared to 50.9% for the same quarter in the prior year. This improvement was primarily due to a lower average cost per unit as a result of manufacturing efficiencies and higher production volumes.

Selling, general and administrative expenses as a percentage of net sales, excluding the disposed operations, decreased by almost 5 percentage points to 19% as compared to the previous year's second quarter. This percentage decrease was primarily due to the higher volume of sales. Research and development expenses, excluding the disposed operations, were approximately 12% of net sales in the second quarter of fiscal year 1996 compared with 9% in the prior fiscal year. This increase of approximately $1.6 million related primarily to increased employment in engineering and related product development efforts to support opportunities in the Company's markets.

In the second quarter of fiscal year 1995, the Company sold Powercube Corporation and recorded an unusual items charge of $2.9 million as a result of this disposal. (For further information, see Note 2 to the Company's consolidated financial statements.)

The consolidated effective tax rate for the quarter ended July 29, 1995 was 37.3% compared with an effective tax benefit rate of 22.9% in the prior year's second quarter. The effective tax rate in last year's second quarter was favorably impacted by the sale of Powercube and a reduction in the valuation allowance for tax credit carryforwards.

Excluding disposed operations, net income was $4.2 million, or $.35 per share, for the second quarter of fiscal year 1996 compared to $2.7 million, or $ .22 per share, for the second quarter of fiscal year 1995, an increase of 54%.

Integrated circuit bookings for the second quarter have increased 11% or approximately $3.2 million to $31.2 million when compared with the prior year's second quarter. The improvement was due to strong demand from the electronic data processing markets as well as orders for new products. In addition, bookings have improved approximately $3.8 million or 14% when compared to the previous quarter. The book-to-bill ratio for the second quarter was 1.10 compared to 1.36 in the prior year's second quarter, excluding disposed operations. This decrease in the book-to-bill ratio was primarily due to increased sales in fiscal year 1996 to satisfy backlog requirements as additional manufacturing capacity increased production levels.

---------------------

Integrated circuit backlog at July 29, 1995 was approximately $32.9 million compared with $30.2 million at July 30, 1994, and $29.9 million at the end of the previous quarter. In comparison to the second quarter ended July 30, 1994, backlog increased by approximately $2.7 million or 9% principally due to strong demand from the electronic data processing markets, as well as orders for new products.

During the second quarter, the Company's Merrimack wafer fabrication facility was operating close to full capacity. Sales growth in future quarters will be satisfied using wafers sourced from foundry suppliers.

Six Months Ended July 29, 1995 versus Six Months Ended July 30, 1994

Net revenues for the six months ended July 29, 1995 were $54.7 million, an increase of 18%, compared with $46.2 million in the prior year's first six months. Excluding disposed operations, net revenues for the first six months increased by approximately 40% or $15.6 million from the comparable period in the prior year. The sales increase was primarily due to strong demand in the electronic data processing markets coupled with new product sales. In addition, royalty income increased by $0.7 million to $1.1 million for the six months ended July 29, 1995 compared to the previous fiscal year, primarily due to additional licensees. Revenues from product sales to one of the Company's customers represented approximately 21% and 24% of integrated circuit sales for the six months ended July 29, 1995 and July 30, 1994, respectively. International sales accounted for approximately 61% of integrated circuit sales for the six months ended July 29, 1995 compared to 62% for the six months ended July 30, 1994.

Excluding the disposed operations, gross profit as a percentage of net sales increased by slightly more than one percentage point to 52.2%, compared with the prior year. This improvement was primarily due to a lower average cost per unit as a result of manufacturing efficiencies and higher production volumes.

Selling, general and administrative expenses as a percentage of net sales, excluding disposed operations, decreased to 20% for the six months ended July 29, 1995 compared to 24% for the six months ended July 30, 1994. This decrease was primarily due to the higher volume of sales. Excluding the disposed operations, research and development expenses were approximately 12% of net sales for the first six months of fiscal year 1996 compared with 10% in fiscal year 1995. This increase of approximately $2.6 million relates primarily to increased product development efforts and employment to support opportunities in the Company's markets.

In the second quarter of fiscal year 1995, the Company sold Powercube Corporation and recorded an unusual items charge of $2.9 million as a result of this disposal. (For further information, see Note 2 to the Company's consolidated financial statements.)

Interest income increased by $262,000 principally due to an increase in the weighted average interest rate earned on cash and short-term investments.

The consolidated effective tax rate for the six months ended July 29, 1995 was 36.7% compared with 20.2% for the six months ended July 30, 1994. The effective
tax rate for the six months ended July 30, 1994 was favorably   impacted by the
sale of Powercube and a reduction in the valuation allowance for tax credit carryforwards.

Net income, excluding disposed operations, for the six months ended July 29, 1995 was $8.0 million, or $.67 per share, compared with $4.8 million, or $.38 per share, in the prior fiscal year, an increase of 66%.

---------------------

Integrated circuit bookings for the first six months of fiscal year 1996 were approximately $58.6 million which represents an increase of 9% from the comparable period in the prior year. New orders increased primarily due to the strong demand in the electronic data processing markets, as well as demand for new products. The integrated circuit book-to-bill ratio for the six months ended was 1.09 in fiscal year 1996 compared to 1.39 in the prior year. This decrease in the book-to-bill ratio was primarily due to increased sales in fiscal year 1996 to satisfy backlog requirements as additional manufacturing capacity increased production levels.


FINANCIAL CONDITION
-------------------

Cash and short-term investments have decreased by $4.9 million since year-end to $25.8 million at July 29, 1995. The principal uses of cash were $10.0 million for the repurchase of the Company's common stock and $3.1 million for capital expenditures. The principal sources of cash were an increase in net cash of $6.9 million provided by operating activities and $0.8 million in proceeds from exercises of stock options under the Company's Stock Option Plans.

It is anticipated that the Company's operating cash needs for the remainder of fiscal year 1996, including additional planned capital expenditures of approximately $9 million, will be met by internally generated funds and available cash. The Company also has available an unused $15.0 million revolving credit agreement.

The ratio of current assets to current liabilities was 2.95:1 at July 29, 1995 compared with 2.79:1 at January 31, 1995. Working capital of $38.5 million at July 29, 1995 has increased by $0.9 million from January 31, 1995.

Accounts receivable at July 29, 1995 increased by $3.4 million from January 31, 1995 primarily due to increased sales. Receivable day sales outstanding were 50 days at July 29, 1995 compared to 53 days at the end of the previous quarter and 47 days at January 31, 1995. Inventories increased by $0.9 million since January 31, 1995 primarily to support the increased level of new orders.

On February 21, 1995, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its common stock. During the first six months of fiscal year 1996, the Company repurchased 500,000 shares of the Company's common stock at an average price per share of $19.63 or a total of approximately $9.8 million, excluding stock swaps. As of July 29, 1995, there were 578,700 shares remaining to be repurchased under the authorizations.

                           PART II. OTHER INFORMATION
                              Unitrode Corporation
                                 July 29, 1995

Item 1.  Legal Proceedings
--------------------------

On August 18, 1994 the U.S. District Court for the District of Massachusetts entered an order preliminarily approving a settlement and certifying a class for settlement purposes only in the lawsuit entitled WILLIAM STEINER v. UNITRODE CORP., ET.AL., Civil Action No. 90-11443-MLW. In the suit, the plaintiff, representing a settlement class of purchasers of the Company's common stock between March 2, 1988 and March 16, 1990, alleged violation of the antifraud provisions of the federal securities laws by the Company and certain of its former officers and directors. The settlement amount is $3 million consisting of $1.5 million in cash and $1.5 million in stock warrants to purchase the Company's common stock. An order giving final approval to the settlement was entered by the court on December 7, 1994. The Company paid the $1.5 million cash settlement in the fourth quarter of fiscal year 1995 and expects to issue 242,719 stock warrants with an appraised fair market value of $6.18 or a total of $1.5 million in September 1995. The settlement amount has been provided for and did not have a material adverse effect on the Company.

Item 2.  Changes in the Rights of the Company's Security Holders
----------------------------------------------------------------

None.

Item 3.  Defaults upon Senior Securities
----------------------------------------

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Registrant's annual meeting of stockholders was held on June 12, 1995, at which two matters were submitted to a vote of security holders: the election of Robert L. Gable and Peter A. Brooke as directors of the Registrant each for a three-year term ending in 1998; and the approval of amendments to the Unitrode
1992 Employee Stock Option Plan to (i) increase the number of shares of Common
Stock available for issuance from 1,000,000 shares to 2,000,000 and (ii) limit the number of stock options and SARs that may be granted to any employee during any fiscal year to 100,000 in order to comply with new Section 162(m) of the Internal Revenue Code. As of April 14, 1995, the record date for said meeting, there were outstanding 11,856,700 shares of the Registrant's common stock entitled to vote at the meeting. At such meeting, the holders of 11,151,732 shares were represented in person or by proxy, constituting a quorum.
At such meeting, the votes with respect to each of the matters proposed to the stockholders were as follows:

                                            For        Withheld
                                            ---        --------
     (a) Election of Directors:
          Mr. Gable                     10,964,086       187,646
          Mr. Brooke                    10,963,586       188,146

                                            For         Against      Abstain
                                            ---         -------      -------
     (b) Approval and Ratification of
          Amendment to 1992 Employee
          Stock Option Plan:             8,270,590     1,296,355     147,189

Item 5.  Other Information
--------------------------

     None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          Exhibit 11 - Computation of Earnings per Share


     (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the second quarter of the fiscal year ended January 31, 1996.

                              Unitrode Corporation
                                 July 29, 1995

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UNITRODE CORPORATION



    September 11, 1995                    /s/ Robert L. Gable
-----------------------------           ---------------------------------------
Date                                    Robert L. Gable
                                        Chairman, President and Chief
                                        Executive Officer


    September 11, 1995                    /s/ Cosmo S. Trapani
-----------------------------           ---------------------------------------
Date                                    Cosmo S. Trapani
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)