Form 10-Q
period 1995-10-28
UNITRODE CORP
filed 1995-12-08
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended OCTOBER 28, 1995

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

There were 11,441,251 shares of common stock outstanding as of October 28, 1995.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              Unitrode Corporation
                          Consolidated Balance Sheets


                                             October 28, 1995   January 31, 1995
Assets                                         (Unaudited)
--------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                      $ 29,840,551        $ 17,752,008
 Short-term investments                                    -          12,961,780
 Accounts receivable, net of allowance
   of $300,149 in October, 1995
   and $296,510 in January, 1995                  18,802,163          13,746,458
 Notes receivable                                    879,836             865,762
 Inventories:
   Raw materials                                   1,577,503             687,083
   Work in process                                 5,146,015           4,198,556
   Finished goods                                  2,240,153           2,430,863
                                                ------------        ------------
    Total inventory                                8,963,671           7,316,502
                                                ------------        ------------

 Deferred income taxes                             4,628,000           4,383,000

 Prepaid expenses and other
  current assets                                   3,010,057           1,455,541
                                                ------------        ------------

   Total current assets                           66,124,278          58,481,051
                                                ------------        ------------

Property, plant and equipment, at cost            73,945,581          68,415,540
 Less accumulated depreciation                    41,771,895          36,396,265
                                                ------------        ------------
  Property, plant and equipment, net              32,173,686          32,019,275
                                                ------------        ------------

Notes and other receivables, net of
 unamortized discount of $83,810 in
 October, 1995 and $100,952 in
 January, 1995                                     4,322,201           4,878,392
Deferred income taxes                                 98,000             102,000
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $1,755,202 in October, 1995 and
 $1,542,199 in January, 1995                       2,335,127           2,548,130

Other assets                                       4,715,759           5,275,532
                                                ------------        ------------

Total assets                                    $109,769,051        $103,304,380
                                                ============        ============





The accompanying notes are an integral part of the financial statements.


                              Unitrode Corporation
                          Consolidated Balance Sheets



                                             October 28, 1995   January 31, 1995
Liabilities and Stockholders' Equity           (Unaudited)
--------------------------------------------------------------------------------

Current liabilities:
 Current portion of long-term debt               $    126,619       $    299,696
 Accounts payable                                   7,945,780          6,993,697
 Income taxes payable                               2,080,637          2,194,151
 Accrued employee compensation and benefits         6,755,773          4,881,653
 Accrued disposal costs and unusual charges           282,863            528,480
 Accruals for distributor returns                   1,120,550            587,500
 Accrued legal and settlement expenses              1,503,040          1,534,999
 Other current liabilities                          3,707,330          3,918,289
                                                 ------------       ------------

  Total current liabilities                        23,522,592         20,938,465
                                                 ------------       ------------

Deferred income taxes                                 824,000            615,000
Other long-term liabilities                           268,670            160,000
                                                 ------------       ------------

  Total liabilities                                24,615,262         21,713,465
                                                 ------------       ------------

Stockholders' equity:
 Common stock, $.20 par value;
  Authorized - 30,000,000 shares
  Issued - 11,441,251 in October, 1995 and
           11,781,100 in January, 1995              2,288,250          2,356,220
 Additional paid-in capital                        23,372,299         25,670,178
 Retained earnings                                 59,836,865         54,067,673
                                                 ------------       ------------
                                                   85,497,414         82,094,071

 Less:
  Deferred compensation                               343,625            503,156
                                                 ------------       ------------

  Total stockholders' equity                       85,153,789         81,590,915
                                                 ------------       ------------

Total liabilities and
  stockholders' equity                           $109,769,051       $103,304,380
                                                 ============       ============











The accompanying notes are an integral part of the financial statements.


                            Unitrode Corporation
                    Consolidated Statements of Operations
                                 (Unaudited)


For the three months ended               October 28, 1995       October 29, 1994
--------------------------------------------------------------------------------

Net revenues                               $30,116,417             $25,800,305
Cost of revenues                            14,023,335              12,719,279
                                           -----------             -----------

  Gross profit                              16,093,082              13,081,026
                                           -----------             -----------

Operating expenses:
  Research and development                   3,842,443               2,430,751
  Selling, general and administrative        5,559,844               5,484,837
  Unusual items                                      -               2,688,789
                                           -----------             -----------

  Total operating expenses                   9,402,287              10,604,377
                                           -----------             -----------

  Income from operations                     6,690,795               2,476,649
                                           -----------             -----------

Other income:
 Non-operating income, net                     102,951                  96,268
 Interest income                               405,172                 288,129
 Interest expense                              (21,274)                (23,929)
                                           -----------             -----------

  Total other income                           486,849                 360,468
                                           -----------             -----------

Income before income tax provision           7,177,644               2,837,117

Income tax provision                         2,634,000                 455,000
                                           -----------             -----------

Net income                                 $ 4,543,644             $ 2,382,117
                                           ===========             ===========





Earnings per common share:
 Net income                                $       .38             $       .20
                                           ===========             ===========

Average common and common equivalent
 shares outstanding                         11,897,040              12,084,143
                                           ===========             ===========







The accompanying notes are an integral part of the financial statements.



                            Unitrode Corporation
                    Consolidated Statements of Operations
                                 (Unaudited)

For the nine months ended                October 28, 1995       October 29, 1994
--------------------------------------------------------------------------------

Net revenues                                $84,863,673            $72,026,273
Cost of revenues                             39,633,452             36,977,402
                                            -----------            -----------

 Gross profit                                45,230,221             35,048,871
                                            -----------            -----------

Operating expenses:
 Research and development                    10,328,072              6,899,543
 Selling, general and administrative         16,245,093             16,635,953
 Unusual items                                        -              5,542,002
                                            -----------            -----------

  Total operating expenses                   26,573,165             29,077,498
                                            -----------            -----------

  Income from operations                     18,657,056              5,971,373
                                            -----------            -----------

Other income:
 Non-operating expense, net                     (54,570)               (40,606)
 Interest income                              1,233,892                855,169
 Interest expense                               (65,442)               (71,516)
                                            -----------            -----------

  Total other income                          1,113,880                743,047
                                            -----------            -----------

Income before income tax provision           19,770,936              6,714,420


Income tax provision                          7,254,000              1,240,000
                                            -----------            -----------

Net income                                  $12,516,936            $ 5,474,420
                                            ===========            ===========




Earnings per common share:
 Net income                                 $      1.05            $       .44
                                            ===========            ===========

Average common and common equivalent
 shares outstanding                          11,920,763             12,431,934
                                            ===========            ===========








The accompanying notes are an integral part of the financial statements.


                                                       Unitrode Corporation
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)



For the nine months ended                                                       October 28, 1995          October 29, 1994
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                      $ 12,516,936               $  5,474,420
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                                     6,451,370                  5,478,551
   Loss on the sale of divisions                                                             -                  5,542,002
   Provision for losses on accounts receivable                                          21,900                     59,390
   Deferred compensation                                                               159,531                    181,815
   Deferred income taxes                                                               (32,000)                   848,000
   Other, net                                                                          137,019                    219,951
   (Increase) decrease in assets:
    Accounts receivable                                                             (5,077,605)                (2,051,719)
    Inventories                                                                     (1,647,169)                  (254,749)
    Prepaid expenses and other current assets                                       (1,587,874)                (1,342,657)
   Increase (decrease) in liabilities:
    Accounts payable                                                                   952,083                   (469,347)
    Income taxes payable                                                              (113,514)                (1,799,183)
    Accrued employee compensation and benefits                                       1,874,120                    616,830
    Accruals relating to unusual charges                                                     -                   (461,496)
    Accruals for distributor returns                                                   533,050                    112,850
    Accrued legal and settlement expenses                                              (31,959)                   619,258
    Other current and long-term liabilities                                           (210,617)                 1,572,695
                                                                                  ------------               ------------
      Total adjustments                                                              1,428,335                  8,872,191
                                                                                  ------------               ------------
   Net cash provided by operating activities                                        13,945,271                 14,346,611
                                                                                  ------------               ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                         (6,238,220)               (10,928,553)
  Proceeds on sale of assets                                                           419,449                     51,370
  Proceeds on sale of businesses and repayment
   of notes receivable                                                                 667,588                  6,040,598
  Other investments                                                                    (84,581)                   (89,783)
  Accrued disposal costs                                                              (245,617)                  (678,186)
  Maturities of short-term investments                                              14,200,750                    499,697
  Purchases of short-term investments                                               (1,289,427)                (9,001,000)
                                                                                  ------------               ------------
   Net cash provided (used) by investing activities                                  7,429,942                (14,105,857)
                                                                                  ------------               ------------
Cash flows from financing activities:
  Principal payments on debt                                                          (173,077)                  (173,077)
  Proceeds from exercise of common stock options                                       911,682                  1,481,678
  Purchase of common stock                                                         (10,025,275)               (14,420,394)
                                                                                  ------------               ------------
   Net cash used by financing activities                                            (9,286,670)               (13,111,793)
                                                                                  ------------               ------------

Net increase (decrease) in cash and cash equivalents                                12,088,543                (12,871,039)
Cash and cash equivalents at beginning of period                                    17,752,008                 30,256,715
                                                                                  ------------               ------------
Cash and cash equivalents at end of period                                        $ 29,840,551               $ 17,385,676
                                                                                  ============               ============

Supplemental information:
  Interest paid                                                                   $     68,000               $     72,000
  Income taxes paid, net of tax refunds                                              7,400,000                  2,204,000


The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                October 28, 1995
                                  (Unaudited)



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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 28, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. Certain amounts for fiscal year 1995 have been reclassified to conform with presentation of similar amounts in fiscal year 1996.


NOTE 2 - ACQUISITIONS AND DISPOSITIONS OF ASSETS
------------------------------------------------

On October 12, 1994, the Company sold certain of the assets of its Micro Networks Division, ("Micro Networks"), to SMC Acquisition Corp. (the "Buyer") pursuant to an Asset Purchase Agreement. The Buyer also assumed certain of the liabilities of Micro Networks. The assets sold consist principally of accounts receivable, inventory, and machinery and equipment. The liabilities assumed by the Buyer consist principally of accounts payable and accrued compensation and benefits. Under the agreement, the Buyer agreed to pay $3.7 million as follows: $3.0 million in cash on October 12, 1994 and a $650,000 unsecured note payable in equal quarterly installments over 3 years with interest at prime plus 2 percent. The Buyer has also entered into a multi-year lease for use of the building with the Company and has agreed to pay royalties on revenues subject to certain provisions. The Company has taken charges of approximately $1.4 million for the writeoff of goodwill, $0.4 million to writedown the building to its fair market value of $2.3 million, and $1.1 million for disposal costs. In addition, the Company has established a reserve of $325,000 on the unsecured note. The disposal costs consist primarily of professional fees, facility related costs, and employee settlements and bonuses.

On June 23, 1994, the Company sold substantially all of the assets of its wholly owned subsidiary, Powercube Corporation, ("Powercube"), to Natel Engineering Company, Inc. (the "Buyer") pursuant to an Asset Purchase Agreement. The Buyer also assumed certain of the liabilities of Powercube. The assets sold consist principally of accounts receivable, inventory and machinery and equipment. The liabilities assumed by the Buyer consist principally of accounts payable, accrued commissions and accrued warranty. Under the agreement, the Buyer paid approximately $2.7 million in cash on June 23, 1994 for substantially all of the assets of Powercube, except for the land and building which the Company has available for sale. In addition, the Company has taken a charge of approximately $1.3 million for writedowns of certain assets and $0.5 million for disposal costs. The writedown of assets included $0.8 million for the building and $0.5 million for goodwill.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                October 28, 1995
                                  (Unaudited)


NOTE 2 - ACQUISITIONS AND DISPOSITIONS OF ASSETS (continued)
------------------------------------------------

The following schedule summarizes the basis for the total fiscal year 1995 unusual items charge:

                                       Micro Networks      Powercube          Total
                                       --------------      ---------          -----
     Total book value of assets sold    $ 3,572,136      $ 4,121,128      $ 7,693,264
     Total book value of liabilities
       assumed by Buyers                   (401,000)        (355,915)        (756,915)
                                        -----------      -----------      -----------
     Net book value of assets sold        3,171,136        3,765,213        6,936,349
     Less:
       Proceeds on sale                   3,690,898        2,688,000        6,378,898
                                        -----------      -----------      -----------
     Gain (loss) on sale                    519,762       (1,077,213)        (557,451)
     Reserve on unsecured note             (325,000)               -         (325,000)
     Writedown of assets                 (1,825,803)      (1,324,780)      (3,150,583)
     Disposal costs                      (1,057,748)        (451,220)      (1,508,968)
                                        -----------      -----------      -----------
     Unusual items charge               $(2,688,789)     $(2,853,213)     $(5,542,002)
                                        ===========      ===========      ===========

NOTE 3 - NON-OPERATING INCOME (EXPENSE), NET
--------------------------------------------

     Three months ended                                    October 28, 1995     October 29, 1994
     -------------------------------------------------------------------------------------------
     Gain on investments                                       $       -          $  19,639
     Foreign exchange gain                                        63,340             22,504
     Loss on sale of fixed assets                                      -             (7,755)
     Net rental assets income                                     39,611             61,880
                                                               ---------          ---------
       Non-operating income, net                               $ 102,951          $  96,268
                                                               =========          =========

     Nine months ended                                     October 28, 1995     October 29, 1994
     -------------------------------------------------------------------------------------------
     Loss on investments                                       $(106,193)         $ (37,297)
     Foreign exchange gain (loss)                                 19,732            (41,433)
     Loss on sale of fixed assets                                 (1,252)          (100,243)
     Net rental assets income                                     33,143            138,367
                                                               ---------          ---------
       Non-operating expense, net                              $ (54,570)         $ (40,606)
                                                               =========          =========

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

On August 18, 1994 the U.S. District Court for the District of Massachusetts entered an order preliminarily approving a settlement and certifying a class for settlement purposes only in the lawsuit entitled WILLIAM STEINER v. UNITRODE CORP., ET.AL., Civil Action No. 90-11443-MLW. In the suit, the plaintiff, representing a settlement class of purchasers of the Company's common stock between March 2, 1988 and March 16, 1990, alleged violation of the antifraud provisions of the federal securities laws by the Company and certain of its former officers and directors. An order giving final approval to the settlement was entered by the court on December 7, 1994 which involved a settlement amount of $3 million consisting of $1.5 million in cash and $1.5 million in warrants to purchase the Company's common stock. The Company paid the $1.5 million cash settlement in the fourth quarter of fiscal year 1995. Pursuant to an order issued by the Court on October 17, 1995, the claims administrator distributed the cash, net of expenses, and 247,883 warrants valued at $1.5 million to the court-approved settlement class of shareholders and their counsel. The settlement amount has been provided for and did not have a material adverse effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Three Months Ended October 28, 1995 versus Three Months Ended October 29, 1994

Net revenues of $30.1 million for the quarter ended October 28, 1995 increased by 17% compared with $25.8 million in the previous year's third quarter. Excluding the Micro Networks Division ("Micro Networks") and Powercube Corporation ("Powercube") which were sold on October 12, 1994 and June 23, 1994, respectively, net revenues were $30.1 million for the quarter ended October 28, 1995 compared with $24.7 million in the previous year's comparable quarter, an increase of 22%. Integrated circuit sales, which now represent the total business of the Company, increased due to strong demand from the electronic data processing markets, as well as sales of new products. Revenues from product sales to one of the Company's customers represented approximately 23% and 21% of integrated circuit sales for the third quarter of fiscal years 1996 and 1995, respectively. Approximately 64% of integrated circuit sales in the third quarter of fiscal year 1996 were international compared to 57% in the third quarter of fiscal year 1995.

Gross profit as a percentage of net sales, excluding Micro Networks and Powercube, increased to 52.3% compared to 50.6% for the same quarter in the prior year. This improvement was primarily due to a lower average cost per unit as a result of manufacturing efficiencies and higher production volumes.

Selling, general and administrative expenses as a percentage of net sales, excluding the disposed operations, decreased by almost 3 percentage points to 19% as compared to the previous year's third quarter. This percentage decrease was primarily due to legal expenses associated with the William Steiner lawsuit and the Department of Defense settlement of $0.6 million in the previous year's third quarter. Research and development expenses, excluding the disposed operations, were approximately 13% of net sales in the third quarter of fiscal year 1996 compared with 10% in the prior fiscal year. This increase of approximately $1.5 million, or 65%, related primarily to increased employment in engineering and related product development efforts to support opportunities in the Company's markets.

In the third quarter of fiscal year 1995, the Company sold the Micro Networks Division and recorded a charge of $2.7 million for unusual items as a result of this disposal. (For further information, see Note 2 to the Company's consolidated financial statements.)

The consolidated effective tax rate for the quarter ended October 28, 1995 was 36.7% compared with 16% for the quarter ended October 29, 1994. The effective tax rate in last year's third quarter was favorably impacted by the sale of Micro Networks.

Excluding disposed operations, net income was $4.5 million, or $.38 per share, for the third quarter of fiscal year 1996 compared to $3.7 million, or $ .31 per share, for the third quarter of fiscal year 1995, an increase of 23%.

Integrated circuit bookings for the third quarter have increased 52% or approximately $11.1 million to $32.5 million when compared with the prior year's third quarter. The improvement was due to strong demand from the electronic data processing markets as well as orders for new products. In addition, bookings have improved approximately $1.3 million or 4% when compared to the previous quarter. The book-to-bill ratio for the third quarter was 1.10 compared to .89 in the prior year's third quarter, excluding disposed operations.

---------------------

Integrated circuit backlog at October 28, 1995 was approximately $36.0 million compared with $27.5 million at October 29, 1994, and $32.9 million at the end of the previous quarter. In comparison to the third quarter ended October 29, 1994, backlog increased by approximately $8.5 million or 31% principally due to strong demand from the electronic data processing markets, as well as orders for new products.

During the third quarter, the Company's Merrimack wafer fabrication facility was operating close to full capacity. Recently the Company's Board of Directors authorized approximately $2.1 million in capital expenditures for the existing wafer fabrication facility, which will enhance capacity by approximately 20%. Sales growth in future quarters will be supported by this internal increase in capacity as well as using wafers sourced from foundry suppliers, including wafers from GMT Microelectronics Corporation, a foundry to which the Company has an investment in and has a right to a certain percentage of its output.

Nine Months Ended October 28, 1995 versus Nine Months Ended October 29, 1994

Net revenues for the nine months ended October 28, 1995 were $84.9 million, an increase of 18%, compared with $72.0 million in the prior year's first nine months. Excluding disposed operations, net revenues for the first nine months increased by approximately 33% or $21 million from the comparable period in the prior year. The sales increase was primarily due to strong demand in the electronic data processing markets coupled with new product sales. In addition, royalty income increased by $0.6 million to $1.8 million for the nine months ended October 28, 1995 compared to the previous fiscal year, primarily due to additional licensees. Revenues from product sales to one of the Company's customers represented approximately 21% and 23% of integrated circuit sales in the nine months ended October 28, 1995 and October 29, 1994, respectively. International sales accounted for approximately 62% of integrated circuit sales in the nine months ended October 28, 1995 compared to 60% in the nine months ended October 29, 1994.

Excluding the disposed operations, gross profit as a percentage of net sales increased by 1.5 percentage points to 52.3%, compared with the prior year.
This improvement was primarily due to a lower average cost per unit as a result of manufacturing efficiencies and higher production volumes.

Selling, general and administrative expenses as a percentage of net sales, excluding disposed operations, decreased to 20% for the nine months ended October 28, 1995 compared to 23% for the nine months ended October 29, 1994. Approximately 1% of this decrease was due to the higher volume of sales in fiscal year 1996 and approximately 2% of the decrease was due to legal expenses associated with the William Steiner lawsuit and the Department of Defense settlement of $1.2 million in the previous year. Excluding the disposed operations, research and development expenses were approximately 12% of net sales for the first nine months of fiscal year 1996 compared with 10% in fiscal year 1995. This increase of approximately $4.1 million or 66% relates primarily to increased product development efforts and employment to support opportunities in the Company's markets.

For the nine months ended October 29, 1994, the Company had charges of $5.5 million due to unusual items. These charges consisted of $2.7 million from the sale of Micro Networks and $2.9 million from the sale of Powercube. (For further information, see Note 2 to the Company's consolidated financial statements.)

Interest income increased by $379,000 principally due to an increase in the weighted average interest rate earned on cash and short-term investments.

The consolidated effective tax rate for the nine months ended October 28, 1995 was 36.7% compared with 18.5% for the nine months ended October 29, 1994. The effective tax rate for the nine months ended October 29, 1994 was favorably impacted by the sales of Micro Network and Powercube, as well as a reduction in the valuation allowance for tax credit carryforwards.

---------------------

Net income, excluding disposed operations, for the nine months ended October 28, 1995 was $12.5 million, or $1.05 per share, compared with $8.5 million, or $.68 per share, in the prior fiscal year, an increase of 47%.

Integrated circuit bookings for the first nine months of fiscal year 1996 were approximately $91.1 million which represents an increase of 21% from the comparable period in the prior year. New orders increased primarily due to the strong demand in the electronic data processing markets, as well as demand for new products. The integrated circuit book-to-bill ratio for the nine months ended was 1.10 in fiscal year 1996 compared to 1.20 in the prior year. This decrease in the book-to-bill ratio was primarily due to increased sales in fiscal year 1996 to satisfy backlog requirements as additional manufacturing capacity increased production levels.


FINANCIAL CONDITION
-------------------

Cash and short-term investments have decreased by $0.9 million since year-end to $29.8 million at October 28, 1995. The principal uses of cash were $10.0 million for the repurchase of the Company's common stock and $6.2 million for capital expenditures. The principal sources of cash were an increase in net cash of $13.9 million provided by operating activities and $0.9 million in proceeds from exercises of stock options under the Company's Stock Option Plans.

It is anticipated that the Company's operating cash needs for the remainder of fiscal year 1996, including additional planned capital expenditures of approximately $6.0 million, will be met by internally generated funds and available cash. On October 20, 1995, the Company entered into a $25.0 million revolving credit agreement with Baybank, which replaced the previous unused $15.0 million revolving credit agreement with another bank.

The ratio of current assets to current liabilities was 2.81:1 at October 28, 1995 compared with 2.79:1 at January 31, 1995. Working capital of $42.6 million at October 28, 1995 has increased by $5.1 million from January 31, 1995.

Accounts receivable at October 28, 1995 increased by $5.1 million from January 31, 1995 primarily due to increased sales. Receivable day sales outstanding were 54 days at October 28, 1995 compared to 47 days at January 31, 1995.

Inventories have increased by $1.6 million since January 31, 1995 primarily to support the increased level of new orders. Prepaid expenses and other current assets increased by $1.6 million since year-end principally due to a $1.0 million deposit made to a silicon wafer manufacturer as payment in advance of production to guarantee certain quantities of wafers starting in fiscal year 1997.

Accrued employee compensation and benefits increased by $1.9 million since January 31, 1995 primarily due to the increase in incentive compensation benefit accruals.

On February 21, 1995, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its common stock. During the first nine months of fiscal year 1996, the Company repurchased 500,000 shares of the Company's common stock at an average price per share of $19.63 or a total of approximately $9.8 million, excluding stock swaps. As of October 28, 1995, there were 578,700 shares remaining to be repurchased under the authorizations.

                           PART II. OTHER INFORMATION
                              Unitrode Corporation
                                October 28, 1995


Item 1.  Legal Proceedings
--------------------------

     On August 18, 1994 the U.S. District Court for the District of Massachusetts entered an order preliminarily approving a settlement and certifying a class for settlement purposes only in the lawsuit entitled WILLIAM STEINER v. UNITRODE CORP., ET.AL., Civil Action No. 90-11443-MLW. In the suit, the plaintiff, representing a settlement class of purchasers of the Company's common stock between March 2, 1988 and March 16, 1990, alleged violation of the antifraud provisions of the federal securities laws by the Company and certain of its former officers and directors. An order giving final approval to the settlement was entered by the court on December 7, 1994 which involved a settlement amount of $3 million consisting of $1.5 million in cash and $1.5 million in stock warrants to purchase the Company's common stock. The Company paid the $1.5 million cash settlement in the fourth quarter of fiscal year
1995. Pursuant to an order issued by the Court on October 17, 1995, the claims administrator distributed the cash, net of expenses, and 247,883 warrants valued at $1.5 million to the court-approved settlement class of shareholders and their counsel. The settlement amount has been provided for and did not have a material adverse effect on the Company.

Item 2.  Changes in the Rights of the Company's Security Holders
----------------------------------------------------------------

None.

Item 3.  Defaults upon Senior Securities
----------------------------------------

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits

         Exhibit 11 - Computation of Earnings per Share

     (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the third quarter of the fiscal year ended January 31, 1996.

                              Unitrode Corporation
                                October 28, 1995

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UNITRODE CORPORATION




      December 8, 1995                   /s/ Robert L. Gable
----------------------                   -----------------------------------
Date                                     Robert L. Gable
                                         Chairman, President and Chief
                                         Executive Officer


      December 8, 1995                   /s/ Cosmo S. Trapani
----------------------                   -----------------------------------
Date                                     Cosmo S. Trapani
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)