Form 10-K
period 1996-01-31
UNITRODE CORP
filed 1996-04-25
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended JANUARY 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ______________ to ______________

Commission File Number 1-5609

                              UNITRODE CORPORATION
             (Exact name of registrant as specified in its charter)



                    MARYLAND                              04-2271186
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification Number)

7 CONTINENTAL BOULEVARD, MERRIMACK, NEW HAMPSHIRE         03054
 (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 424-2410

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
   COMMON STOCK, PAR VALUE $.20                NEW YORK STOCK EXCHANGE
   PREFERRED STOCK PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

        Title of class                                 Market
        --------------                                 ------
   COMMON STOCK WARRANTS                       NASDAQ SMALLCAP MARKET

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant as of April 5, 1996, was $281,038,097. As of April 5, 1996, there were 11,487,723 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain portions of the information from the definitive proxy statement by reference for the Annual Meeting of Stockholders to be held June 3, 1996.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

PART I.

ITEM 1. BUSINESS

General Development of the Business

Unitrode Corporation (the "Company" or "Unitrode") was founded in 1960 and is incorporated under the laws of Maryland. Since its inception, the Company and its subsidiaries have designed, manufactured, marketed, and sold electronic components and sub-systems. After divesting various businesses from 1991 through 1994, Unitrode is now focused on the analog/linear and mixed-signal integrated circuits business.

On May 31, 1991, Unitrode sold its subsidiary, Power General Corporation, to Nidec Corporation. The Company sold its Semiconductor Products Division to Micro USPD Inc., a wholly-owned subsidiary of Microsemi Corporation on July 7, 1992. During fiscal year 1995, the Company divested two additional operating divisions: Powercube Corporation to Natel Engineering Company, Inc. on June 23, 1994 and the Micro Networks Division to SMC Acquisition Corporation on October 12, 1994. For further information, reference is hereby made to Note D to the Company's consolidated financial statements included in Part II, Item 8, hereof.


Financial Information about Industry Segments

The Company and its subsidiaries operate within a single industry segment, the manufacture and sale of electronic components, and have various classes of products within that one segment.

Description of the Business

GENERAL

The Company currently designs, manufactures, markets and sells a range of analog/linear and mixed-signal integrated circuits (ICs). This business was founded in 1981. The Company's products are principally proprietary, high-performance analog/linear and mixed-signal integrated circuits which are used in a variety of applications in EDP/computer, telecommunications, industrial control and instrumentation, defense/aerospace, and automotive markets. For the most part, the ICs are used either to control switching power supplies and small electronic motors, or as high-speed interface and communication circuits between various pieces of electronic equipment.

THE ANALOG/LINEAR INTEGRATED CIRCUIT INDUSTRY

Integrated circuits are the building blocks of all electronic products today and may be classified as either analog or digital, depending upon the technique used to process or act upon electronic signals. Digital circuits process binary (either "on" or "off") signals that are used mostly in computer memory or logic devices and in micro-processors. Analog circuits process "real world" signals which measure physical conditions, such as temperature, force, speed, and pressure, the frequency and wavelength of which vary continuously. Analog circuits are used to amplify, monitor, condition, or transform these signals or to interpret these signals for use by digital logic. Advancements in technology have led to the development of mixed-signal circuits which combine certain types of analog and digital functions on the same IC in order to reduce space, increase reliability, and improve performance.

Worldwide merchant sales of analog ICs were estimated at approximately $16.6 billion in calendar year 1995, or approximately 15% of the total integrated circuit market, according to World Semiconductor Trade Statistics, Inc. The Company estimates that its served available market, the portion of the market in which its products directly compete, is about $1.4 billion. The Company's share of this market is estimated at about 8.4%.

The Company believes that the analog/linear integrated circuit market offers certain advantages compared to the digital market. The life cycles of products in the analog integrated circuit market tend to be longer and customer pricing is less volatile than the digital market. The value in the product is usually the result of design innovation utilizing a variety of manufacturing process technologies to address specific customer applications, many of which are in so-called "niche" markets. The capital requirements for the analog/linear IC business are lower than those in the digital IC area. In addition,

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

foreign competition to date has been less interested in the analog/linear IC business because the products address smaller markets.

PRODUCTS AND MARKETS

Advancements in digital processing, such as requirements for lower power and higher operating frequencies, are driving innovation in analog/linear circuitry. Another significant force in the marketplace is the need to reduce the size and weight of components, particularly for portable and hand-held uses where these features are critical. As a result, more and more functions are designed onto a single chip, requiring both advancements in design and improvements in process technology.

The Company's product offerings are comprised of analog ICs for power supply control, motor control, lighting, power driving, power quality and power factoring, as well as high-speed and high-power interface applications. Products are developed as a result of careful market analysis, a close working relationship with its customers, and a thorough understanding of their applications. As a result, most of the products are based upon proprietary designs and are considered application specific standard products (ASSPs) because they are designed for targeted tasks. Some of these products have become standards in the industry.

The Company's major product categories and their functions are:

Power Supply Control (about 40% of sales): These circuits are used in switching power supplies (either AC/DC or DC/DC) to modulate, amplify, or regulate current or voltages, or to protect other circuitry from irregular, spurious, or erroneous signals. Examples of such products are current-mode pulse-width modulators (PWMs), resonant-mode ICs, power factor pre-regulator ICs, phase shifted PWMs, and battery charger ICs. Using these advanced control ICs, a customer can design a power supply that is smaller and more efficient, critical attributes of today's power supply applications.

Data Transmission/Interface (about 29% of sales): Interface circuits transfer data signals between or within (an) electronic system(s). These circuits are used as drivers and receivers in high-speed data transmission, as well as for active termination. The Company's largest product line in this family is used principally to provide active termination for 18 and 9 lines of data transmission in small computer systems interface (SCSI) applications. Mixing and matching the 18- and 9-line terminators allow designers flexibility in terminating wide-SCSI busses with 18 and 27 lines. In fiscal year 1996 the Company introduced a technically advanced family of fast/wide-SCSI circuits which operate at data rates of 40 megabytes per second.

Motor Control (about 23% of sales): These ICs are designed to control the position, speed, braking, and power consumption of small, fractional-horsepower DC electric motors, such as servo, stepper and DC brushless motors. These products combine logic with the power output required to control varied loads. Also included in this product family are full-bridge power amplifiers which serve as voice-coil driver ICs used predominantly for precise positioning applications, such as that required in high-density disk drive heads.

Special Function/Power Drivers (about 8% of sales): These circuits complement high-frequency PWMs and motor control ICs. Driver circuits are used in numerous high-performance applications that require high speed and power, high-voltage isolation, and intelligent switching. These power driver circuits are also used in combination to provide control, protection, and high power in complex applications. Further integration of driver and PWM circuit functions onto the same IC usually lessens the number of discrete components needed, thereby reducing space and increasing reliability.

These products serve a broad range of markets including the EDP/computer, telecommunications, industrial control and instrumentation, defense/aerospace, and automotive. The following table identifies the typical user applications by market:

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

                      MARKET                             USER APPLICATION
               EDP/Computer                         Mainframes
                                                    Desktop & Notebook PCs
                                                    Terminals
                                                    Printers
                                                    Disk, Tape Drives, & RAIDS
                                                    Plotters
                                                    Battery Chargers/Monitors
                                                    Wireless Data Transmission
                                                    Portable Power

               Telecommunications                   Switching Stations
                                                    Routers & Hubs
                                                    Terminal Servers
                                                    Modems / Fax Machines
                                                    Cellular Phones
                                                    Global Positioning Systems
                                                    Battery Chargers/Monitors

               Industrial Control                   HVAC
               & Instrumentation                    Robotics
                                                    Lamp Ballasts
                                                    Utility Equipment
                                                    Power Management
                                                    Factory Automation
                                                    Video Displays
                                                    Energy Management
                                                    Efficient Lighting Systems

               Defense/Aerospace                    Satellites
                                                    Aircraft Controls
                                                    Advanced Weapons
                                                    Missile Systems
                                                    Displays

               Automotive                           High Intensity Lighting
                                                    Intelligent Suspensions
                                                    Fan Controls
                                                    Airbags
                                                    Dashboard Displays
                                                    Anti-Lock Brake Systems
                                                    Energy Management



SALES AND DISTRIBUTION

Unitrode's products are sold worldwide by its sales force and through a network of independent sales representatives and distributors. The Company has about 7,400 customers. About 77% of sales are either through its direct sales force or manufacturer's representatives, and the remaining 23% is through a distribution network.

The Company has three field sales offices to serve selected geographical areas in North America and also has agreements with five distributors in North America who maintain more than 200 branch locations.

For the year ended January 31, 1996, international sales represented 67% of sales. International sales are conducted through five sales offices, located in England, Germany, Hong Kong, Italy, and Singapore. The Company also has agreements with distributors or sales representatives for locations throughout Europe, Asia, Japan, South America,

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

Australia, New Zealand, and the Middle East. Sales to customers in Europe are shipped through the Company's international trading operation located in Shannon, Ireland.

The Company warrants its products to be free from defects in material or manufacture and to conform to its published ratings and characteristics in effect at the time and place of shipment. The Company also has agreements with certain distributors to provide price protection for inventories held by the distributor at the time of reductions in published list prices and, under certain circumstances, for stock rotation on unsold product.

CUSTOMERS

The Company's customer base is comprised of merchant manufacturers, electronics distributors, and customers with captive manufacturing operations. The captive manufacturers use the Company's products as integral components of their equipment and systems. In certain cases, product is sold to a subcontract-assembly company specified by the captive manufacturer. The merchant manufacturers typically function as original equipment manufacturers (OEMs) as well as suppliers of sub-systems to other OEMs. About two-thirds of sales are to customers with applications in the electronic data processing (EDP) market. Some segments within this market, such as certain kinds of personal computers, disk drives, printers, and other peripherals, have been somewhat volatile in the past. In particular, competition among companies in the disk-drive business has been intense from time to time. Revenues from product sales to one of these accounts, Western Digital Corporation, represented approximately 23%, 22% and 18% of sales in fiscal years 1996, 1995 and 1994, respectively. The loss of this customer would have a material adverse effect upon the Company's business.

The Company has no material contracts with the United States Government.

BACKLOG

The Company's backlog was approximately $37.7 million on January 31, 1996, all of which is expected to be shipped within the current fiscal year. Backlog at January 31, 1995 was approximately $28.1 million. The Company recognizes backlog as orders for product, from an end customer or distributor, that have a specific schedule for delivery. While annual purchase agreements are common in the industry, the Company does not recognize such agreements as backlog.

MANUFACTURING

In 1981, the Company purchased a manufacturing facility in Merrimack, New Hampshire ("Merrimack"), and converted it for wafer fabrication dedicated to IC manufacturing. Since that time, the original building has been expanded and upgraded to satisfy the need for increased capacity and additional process technologies, as well as to meet requirements for quality and product reliability. During fiscal year 1995, the Company completed installation of and commenced operations in a 10,000 square-foot wafer fabrication expansion which includes class-10 photo-lithography capability.

As of January 1996, the Company's major wafer fabrication process technologies included standard and enhanced bipolar, bipolar-CMOS (BiCMOS), and bipolar-CMOS-DMOS (BCDMOS). The majority of the bipolar processing takes place at the Company's Merrimack facility, and the majority of the BiCMOS and BCDMOS processing occurs at GMT Microelectronics Corporation ("GMT"), an independent foundry in which the Company has a minority investment. (See Note D to the Company's consolidated financial statements included in Part II, Item 8 hereof). The Company's bipolar processes are ideal for both precision analog circuits and power management functions. The BiCMOS process is well-suited for high density linear designs, especially where speed and lower power consumption are of primary importance. The BCDMOS process offers all of the advantages of BiCMOS and, with the addition of lateral DMOS devices, accomodates designs requiring higher current and voltages. Each of the three major fabrication technologies has numerous processing options available to enable the product designer to achieve the optimal product functionality, reliability, and performance.

During fiscal year 1996, the Merrimack wafer fabrication facility produced approximately 87% of the wafers required to meet customer demands. The Company also has agreements with several foundries to supply additional wafers as required, the most significant of which is an agreement with GMT Microelectronics Corporation. The agreement stipulates that as long as the Company maintains its investment in GMT, up to 30% of GMT's capacity will be reserved for the Company.

In the second half of fiscal year 1996, the Company's Merrimack wafer fabrication facility was operating close to full capacity. The Company's Board of Directors on December 1, 1995 authorized approximately $2.9 million for capital expenditures to add equipment to the existing wafer fabrication facility, which will increase capacity by approximately 20%

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

starting in the second half of fiscal year 1997. In addition, the Company plans to undertake a wafer fabrication expansion program, which is expected to cost approximately $59 million and to be completed over the next several years according to the demand for the Company's products.

Following wafer fabrication and wafer testing, the wafers are cut into die which are then assembled into circuit packages. As is common in the industry, most of the assembly is done by various IC assembly vendors located in Asia, although some assembly which requires a U.S. site is performed at the Merrimack facility. The Company currently believes that adequate assembly capacity exists and that alternative sources could be obtained, should the need arise, without significant interruption of the manufacturing process.

The Company performs nearly all of its final testing for reliability and conformance on its products at its wholly owned subsidiary, Unitrode Electronics Singapore Pte. Ltd. ("UES"), located in Ayer Rajah, Singapore. The Company opened UES in the fall of 1986, and completed the latest facility expansion there in fiscal year 1994. During fiscal 1996, the Company used one independent source to test less than 10% of its products. It is anticipated that the Company will continue to use independent sources to test a small percentage of its needs.

RAW MATERIALS

The Company believes that it has adequate sources of raw materials available. Single crystal silicon is used as a semiconductor material in its integrated circuits. Shortages in the supply of certain raw materials, including silicon wafers and plastic molding compounds for packages, have occurred from time to time. As is typical in the industry, the Company must allow for significant lead times for certain raw materials. In fiscal year 1996, the Company entered into a multi-year agreement with a manufacturer of silicon wafers for a guaranteed wafer supply in order to support the Company's requirements. (See Note J to the Company's consolidated financial statements included in Part II, Item 8 hereof). Multiple sources for raw materials are generally maintained. The Company has not experienced any shortage of energy and none is anticipated.

WORKING CAPITAL

The Company's business does not require working capital in excess of levels that are considered normal in the industry. Further, it has not been necessary for the Company to carry significant or unusual amounts of inventory to meet rapid delivery requirements to customers or to assure itself of a continuous allotment of raw materials from suppliers. The Company initiates most of its production based upon its backlog of orders. As is common in the industry, certain commodity items which are expected by customers to have short lead times are produced in advance of firm orders.

PRODUCT QUALITY ASSURANCE AND RELIABILITY

The Company is committed to Total Quality Excellence(TQE) in all aspects of its business. The TQE program is supported by continuous improvement teams and by employee training programs. The disciplines of statistical process control are practiced throughout the manufacturing operations, from material procurement through shipment of the finished product. The Company routinely qualifies suppliers and subcontractors according to established standards. Internal practices are also in place to qualify outsourced fabrication processes and assembly procedures.

In fiscal year 1996, the International Standards Organization completed its review of the Company's two manufacturing facilities (Merrimack and UES) and renewed the Company's registration to ISO 9001/9002, respectively. The Merrimack facility has continuously maintained certification for JAN Class B linear microelectronics by the Defense Electronics Supply Center (DESC) since November 1985, conformance to MIL-STD 883 Class B and Class S, as well as approval for standard military DESC drawings.

PATENTS, LICENSES, AND TRADEMARKS

The Company owns a number of patents for product and processing techniques, as well as certain trademarks relating to its business. The Company also has a number of patent applications pending review. These patents and trademarks provide it with some competitive advantage. However, Unitrode's business prospects are dependent primarily upon the ability of its employees to work closely with customers and develop and deliver high quality, reliable products at competitive prices, rather than on its ability to obtain and defend patents and trademarks. No patent or trademark related to a particular product is of material importance to the total business.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


Unitrode continues to receive royalty revenues from International Rectifier Corporation (IRC) as a result of a 1983 exclusive licensing agreement for certain MOSFET technology which, with the Company's consent and in consideration of royalty payments, IRC licenses to others. This agreement continues until the year 2000. Depending upon the number of licensees and the uses of the technology, royalty revenue will vary, but it is not expected to be material to overall revenues.

RESEARCH & DEVELOPMENT

Most of the Company's development is directed towards new product designs and, to a lesser extent, towards process technology to support these designs. At January 31, 1996, 99 employees supported the Company's research and development efforts. Design engineering offices are located in Merrimack, New Hampshire; San Jose, California; and Cary, North Carolina. Field application engineers are employed to work closely with customers to solve design problems and to anticipate future product directions.

Research and development expenditures from continuing operations were approximately $14,674,000, $8,766,000 and $6,142,000 in the years ended January 31, 1996, 1995 and 1994, respectively.

COMPETITION

The Company competes in the high-performance segment of the analog/linear and mixed signal integrated circuit market specifically addressing power supply control and management, motor control, and data transmission/interface applications. Unitrode has a number of competitors, some of which are substantially larger than the Company, with significantly greater resources. Unitrode would be adversely affected if its competitors introduced technologically superior products or offered their products at prices significantly lower than those of the Company's products. The major competitive factors include innovative design, product performance, price, reliability, quality, customer support, and timely delivery. The Company's ability to compete depends in large part upon the timely introduction of products that are technologically innovative and which provide cost-effective solutions for its customers.

SEASONAL ASPECTS

None.

ENVIRONMENTAL REGULATION

The Company expects no material adverse effect upon earnings, capital expenditures, or its competitive position as a result of compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials to the environment, or otherwise relating to the protection of the environment (see "Legal Proceedings"). In fiscal year 1995 Unitrode completed a program to eliminate chlorinated fluorocarbons from its manufacturing fabrication processes. Its facilities have been designed to comply with government regulations, and the Company maintains policies and procedures to assure on-going compliance. There can be no assurance, however, that changes in such regulations will not impose costly equipment or other requirements on the Company as well as others in the industry.

EMPLOYEES

As of January 31,1996, the Company had 620 employees of which 134 were employed outside of the United States. Approximately 403 employees support the manufacturing process, 67 employees conduct the sales and marketing effort, 99 employees support research and development, and 51 employees provide administrative support.

Unitrode has never had a labor work stoppage, and no employees are represented by a labor organization. The Company considers its employee relations to be good.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

Financial Information about Foreign and Domestic Operations and Export Sales

Reference is hereby made to Note L to the Company's consolidated financial statements included in Part II, Item 8 hereof for information about foreign and domestic operations and export sales.

ITEM 2.  PROPERTIES

The Registrant's corporate offices are located in Merrimack, New Hampshire. Its principal manufacturing facility is located in New Hampshire. All buildings are well-maintained, suitable and adequate for the present activities of the Registrant. Information regarding the principal plants and properties appears below:

                                                    Approximate      Owned or              Lease
                                                    facility size    leased; land          expiration
Location                         Description        (square feet)    area owned            date
- -----------------------------------------------------------------------------------------------------
Merrimack, New Hampshire         Manufacturing;        110,100          Owned; 14 acres         --
                                 General Office

Ayer Rajah, Singapore            Manufacturing;         13,600          Leased                  1996/
                                 General Office                                                 1999

Shannon, Ireland                 Warehouse;             10,000          Leased                  2009
                                 General Office

Worcester, Massachusetts (1)     Manufacturing;         83,000          Owned; 6 acres          --
                                 General Office

San Jose, California             General Office          3,200          Leased                  1998

Cary, North Carolina             General Office          2,000          Leased                  1997

Lexington, Massachusetts (1)     General Office         16,000          Leased                  1999

Lowell, Massachusetts            Land                    --             Owned; 1.3 acres        --

Methuen, Massachusetts (1)       Manufacturing          30,000          Owned; 4 acres          --






(1) Facility is leased or sublet to a third party(ies) as of January 31, 1996.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The Company has been notified by responsible state authorities in California that it is one of a number of "potentially responsible parties" under relevant state statutes with respect to a former hazardous waste treatment facility in Escondido, California. The treatment facility was owned and operated by an entity wholly unrelated to the Company. The Company, along with other financially viable potentially responsible parties, has entered into a consent decree with governmental authorities regarding the voluntary payment of cleanup costs and voluntary cleanup measures with respect to the California site and has paid past cleanup costs at the California site of approximately $54,000. The Company has established a reserve which the Company believes to be adequate for future environmental remediation costs at this site, based upon the probable and reasonably estimable work to be done at the site, the other potentially responsible parties involved at the site and the Company's volumetric level of contribution to the site which is less than one-half of one percent of the total volume of waste contributed to the site by the parties to the consent decree.

The Company has entered into settlement agreements as a "de minimus" contributor requiring the payment of an aggregate amount of approximately $161,000 in settlement of all known governmental claims against the Company related to five other alleged hazardous waste treatment sites. Although the nature of the settlements does not preclude, under certain circumstances, additional governmental action or litigation by non-participating parties, no claims have been made regarding these sites.

In view of the difficulty in quantifying the potential costs or damages arising from the alleged environmental hazards, it is not possible to determine with certainty the extent of the Company's potential exposure at any of the sites. However, based upon its investigation to date, the Company believes that its exposure (without giving effect to the joint and several liability provisions referred to below) would not be material and the Company believes that the reserves established with respect to these liabilities will be adequate. Further, although statutes provide that all "potentially responsible parties" may be held jointly and severally liable for the costs of investigation and remediation of a site, after consideration of the liabilities of other "potentially responsible parties" with respect to these sites and their respective levels of financial responsibility, the Company believes that its liability with respect to the sites is not material. If any liability on the part of the Company were to be measured by the ratio of the waste attributable to the Company over the total waste involved, based on information presently available to the Company, the Company's aggregate liability with respect to the unsettled sites would not be material.

The Company is involved in investigation and cleanup under the supervision of the Maine Department of Environmental Protection of groundwater and soil contamination at the former Westbrook, Maine wafer fabrication facility of its former Semiconductor Products Division. Although the facility was closed in 1989, the Division was sold in 1992 and the Westbrook, Maine real estate was sold in 1994, the Company has retained responsibility for environmental remediation at this site. The ultimate cost of cleanup at this site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. However, based upon the Company's experience at the site, the Company has established a reserve, taking into account the probable and reasonably estimable work to be done at the site, which the Company believes to be adequate.

Environmental reserves are reviewed as events and developments warrant and adjusted to reflect the likelihood of additional environmental expenditures. Based upon information currently available to the Company, management believes that any additional aggregate liability to which the Company may be subjected from all the above-mentioned sites would not be material.

OTHER

On August 18, 1994, the U.S. District Court for the District of Massachusetts entered an order preliminarily approving a settlement and certifying a class only for settlement purposes in the lawsuit entitled William Steiner v. Unitrode Corp., et.al., Civil Action No. 90-11443-MLW. In the suit, the plaintiff, representing a settlement class of purchasers of the Company's common stock between March 2, 1988, and March 16, 1990, alleged violation of the antifraud provisions of the federal securities laws by the Company and certain of its former officers and directors. An order giving final approval to the settlement was entered by the court on December 7, 1994, which involved a settlement amount of $3 million consisting of $1.5 million in cash and $1.5 million in stock warrants to purchase the Company's common stock. The Company paid the $1.5 million cash settlement in the fourth quarter of fiscal year 1995 which was reimbursed to the Company under the

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

Company's insurance coverage. Pursuant to an order issued by the Court on October 17, 1995, the claims administrator distributed 247,883 warrants and cash, net of expenses, valued at $3 million to the court-approved settlement class of shareholders and their counsel.

In addition to the matters described above, from time to time as a normal incidence of the nature of the Company's business, various claims, charges or litigation are or may be asserted or commenced against the Company relating to, among other things, contractual matters, patent disputes, environmental matters and product liability. While there can be no assurance that the Company will prevail in all these matters, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. However, an adverse resolution of one or more of such matters could have an adverse effect on the Company's consolidated results of operations in a quarter in which such matters might be resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the fiscal year ended January 31, 1996.

Executive Officers of the Registrant

Information relating to the executive officers of the Company is set forth below. All officers held office as of January 31, 1996.

NAME, AGE AND POSITION                     BUSINESS EXPERIENCE DURING PAST FIVE YEARS
Edward H. Browder- 55                      President (January 1996 to present); Director (June 1991 to
President and Director                     present); President of Seacliff Technologies (April 1993 to
                                           December 1995); President of Concurrent Logic, Inc. (Prior
                                           to April 1993)

Allan R. Campbell - 54                     Senior Vice President, General Counsel and Secretary
Senior Vice President, General Counsel     (June 1994 to present); Vice President, General Counsel and
and Secretary                              Secretary (May 1990 to May 1994)

Robert L. Gable - 65                       Chairman and Chief Executive Officer (June 1990 to present);
Chairman and Chief Executive               President (March 1992 to January 1996)
Officer; Director

S. Kelley MacDonald - 50                   Vice President, Corporate Communications
Vice President,                            (June 1992 to present); Director of Corporate
Corporate Communications                   Communications (June 1990 to May 1992)

Patrick J. Moquin - 47                     Vice President, Human Resources (August 1995 to present);
Vice President, Human Resources            Senior Director, Human Resources, Worldwide Field Operations,
                                           Sun Microsystems, Inc. (May 1994 to July 1995); Various senior-
                                           level human resources positions at Sun Microsystems, Inc.
                                           (April 1986 to April 1994)

Richard V. Paulson - 53                    Executive Vice President, Marketing and Strategy
Executive Vice President,                  (February 1995 to present); Vice President, Corporate Development
Marketing and Strategy                     (November 1994 to January 1995); Vice President; General
                                           Manager, Micro Networks Division (October 1991 to October 1994);
                                           President, Dymec, Inc. (June 1989 to September 1991)

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


NAME, AGE AND POSITION                     BUSINESS EXPERIENCE DURING PAST FIVE YEARS
Dennis A. Peasenell - 52                   Executive Vice President, Operations (February 1995 to present);
Executive Vice President,                  Vice President; President, Unitrode Integrated Circuits
Operations                                 Corporation (January 1993 to January 1995); Vice President;
                                           General Manager, Unitrode Integrated Circuits Corporation
                                           (May 1990 to December 1992)

Cosmo S. Trapani - 57                      Executive Vice President and Chief Financial Officer
Executive Vice President and               (June 1994 to present); Vice President, Chief Financial
Chief Financial Officer                    Officer and Treasurer (August 1990 to May 1994)




There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

To the Company's knowledge, based solely upon the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 31, 1996 the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and any beneficial owners holding greater than ten percent of its common stock, except that Form 3 reports relating to the election of Louis E. Lataif and James T. Vanderslice as directors of the Company were filed three weeks late due to an administrative error.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Reference is hereby made to Note M to the Company's consolidated financial statements included in Part II, Item 8 hereof regarding the Market for the Registrant's Common Equity and Related Stockholder Matters.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
Unitrode Corporation and Consolidated Subsidiaries
(Dollars in thousands except per share data)

YEARS ENDED JANUARY 31                                            1996           1995          1994          1993         1992
- ------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net Sales                                                 $    116,149   $     95,359   $    85,994   $    86,195   $  105,914
Royalties                                                        2,395          1,722           921         1,158        1,761
Gross Profit                                                    63,378         48,275        39,262        34,943       26,472
  As a % of Net Revenues                                            53%            50%           45%           40%          25%
Depreciation and Amortization                                    8,998          7,430         5,901         6,502       11,708
R&D Expenses                                                    14,674          9,433         8,064         6,352        7,062
Operating Income (Loss)                                         26,392         11,373        11,871         7,993      (17,210)
Pretax Income (Loss)                                            27,952         12,522        12,844         9,119      (16,400)
Tax Provision Rate                                                  37%            26%           35%           32%          --
Net Income (Loss)                                               17,519          9,249        16,448         9,119      (16,400)
  As a % of Net Revenues                                            15%            10%           19%           10%         (15)%
  As a % of Beginning Stockholders'
     Equity                                                         21%            11%           24%           14%         (20)%

- ------------------------------------------------------------------------------------------------------------------------------
SHARE DATA
Net Income (Loss) Before Extraordinary
  Item and Accounting Change                              $       1.47   $        .75   $       .65   $       .48   $    (1.24)
Net Income (Loss)                                                 1.47            .75          1.27           .70        (1.24)
High and Low Price                                         17.63-32.50    13.50-21.00    9.88-15.25    6.06-12.06    4.00-7.13
Closing Year-End Price                                           25.94          18.63         14.88         11.88         6.75
Year-End Book Value                                               8.06           6.93          6.69          5.42         4.93
Equivalent Shares Outstanding
  (in thousands)                                                11,907         12,360        12,924        13,110       13,234
Number of Stockholders of Record                                   652            722           858           894          946

- ------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
Cash/Short-Term Investments                               $     36,228   $     30,714   $    30,756   $    25,850   $   22,129
Total Assets                                                   118,424        103,304       101,923        85,860       92,935
Net Working Capital                                             47,147         37,543        43,378        33,020       29,235
Current Ratio                                                     2.95           2.79          3.43          2.81         2.02
Plant and Equipment-net                                         35,289         32,019        29,595        22,270       25,836
Capital Expenditures                                            11,794         15,591        12,573         9,591        4,657
Stockholders' Equity                                            92,417         81,591        84,036        67,629       64,185
Total Interest Bearing Debt                                         --            300           530           761          992

- ------------------------------------------------------------------------------------------------------------------------------
PROFORMA OPERATING RESULTS EXCLUDING DISPOSED OPERATIONS
Net Sales                                                 $    116,149   $     87,231   $    64,602   $    49,748   $   39,557
Royalties                                                        2,395          1,722           921         1,158        1,761
Gross Profit                                                    63,378         46,311        34,166        25,732       21,530
  As a % of Net Sales                                               53%            51%           51%           49%          50%
Depreciation and Amortization                                    8,998          6,525         4,231         3,559        3,444
R&D Expenses                                                    14,674          8,766         6,142         4,463        3,439
Operating Income                                                26,392         17,770        13,384         8,257        7,043
Pretax Income                                                   27,952         18,810        14,247         9,272        7,811
Tax Provision Rate                                                  37%            35%           34%           33%          34%
Net Income                                                      17,519         12,226         9,403         6,212        5,155
  As a % of Net Revenues                                            15%            14%           14%           12%          12%
Net Income per Share                                              1.47            .99           .73           .47          .39

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year 1996 Versus Fiscal Year 1995

RESULTS OF OPERATIONS

Net revenues for fiscal year 1996 were $118.5 million compared with $97.1 million in fiscal year 1995 for an increase of $21.5 million or 22%. Excluding Powercube Corporation ("Powercube") and the Micro Networks Division ("Micro Networks"), which were sold in fiscal year 1995, net revenues were $118.5 million for fiscal year 1996 compared with $89.0 million for the prior year, an increase of 33%. Integrated circuit sales, which now represent the total business of the Company, increased due to strong demand for products in the computer peripherals segment of the electronic data processing markets. Product sales to one of the Company's customers represented approximately 23% and 22% of integrated circuits sales for fiscal years 1996 and 1995, respectively. Approximately 67% of analog integrated circuit sales in fiscal year 1996 were international compared with 63% in fiscal year 1995. Each of the Company's geographic markets reported increases in net sales in fiscal year 1996 with the largest volume increase occurring in the Far East.

Gross profit as a percentage of net sales was approximately 53% for fiscal year 1996 compared with 49% for fiscal year 1995. Excluding the disposed operations, gross profit increased to 53% from 51% in the prior year. This improvement was primarily due to a lower average cost per unit as a result of manufacturing efficiencies on the strength of greater capacity utilization and, therefore, absorption of fixed costs over the increased sales volume.

Research and development expenses from continuing operations were 13% of net sales, or $14.7 million, compared with 10%, or $8.8 million in the prior year. This increase of approximately $5.9 million related primarily to increased staffing, additional product and process development efforts to support opportunities in the Company's markets, as well as the start-up of the Company's new design center in San Jose, California. Selling, general and administrative expenses, excluding disposed operations, decreased to approximately 19% of net sales in fiscal year 1996 compared to 23% in fiscal year 1995. Fiscal year 1995 legal costs of approximately $1.2 million associated with litigation settlements represented 1.4 percentage points of the decrease. In addition, selling, general and administrative expenses have declined as a percentage of net sales in fiscal year 1996 due to the increased sales volume.

In the fiscal year ended January 31, 1995, the Company had unusual charges of $5.5 million as a result of the disposal of Powercube and Micro Networks. (For further information, see Note D to the Company's consolidated financial statements.)

Interest income increased by approximately $433,000 principally due to an increase in the weighted average interest rate earned on cash and short-term investments.

The consolidated effective tax rate for fiscal year 1996 was 37.3% compared to 26.1% in fiscal year 1995. The effective tax rate in fiscal year 1995 benefited from the sale of Micro Networks and Powercube, as well as a reduction of $1.5 million in the valuation allowance for tax carryforwards.

Net income was $17.5 million in fiscal year 1996 compared with $9.2 million in fiscal year 1995. Excluding disposed operations, net income increased from $12.2 million, or $.99 per share, to $17.5 million, or $1.47 per share, for an increase of 43%. Management has concluded that the effect of inflation had no significant impact on operations.

Integrated circuit bookings in fiscal year 1996 were $125.7 million, an increase of $25.5 million or 25% from the prior year. Backlog at January 31, 1996 increased 34% to $37.7 million compared with $28.1 million at January 31, 1995. New orders and backlog improved due to the strong demand for products in the computer peripherals segment of the electronic data processing markets. Bookings were $34.6 million in the fourth quarter of fiscal year 1996 which is an increase of 38% from the comparable period in the prior year. The book-to-bill ratio for fiscal year 1996 was 1.08 compared to 1.15 in fiscal year 1995, excluding disposed operations.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


FINANCIAL CONDITION

Cash and short-term investments at January 31, 1996 increased by $5.5 million since the beginning of fiscal year 1996. The principal sources of cash were $25.2 million from operating activities, $1.5 million in proceeds from the sale of assets and investments, and $1.1 million in proceeds from exercises of stock options under the Company's Stock Option Plans. The principal uses of cash were $11.8 million for capital expenditures and $10.0 million for the repurchase of the Company's common stock. Capital expenditures in fiscal year 1996 were primarily for increased capacity and new process development projects.

The ratio of current assets to current liabilities improved to 2.95:1 at the end of fiscal year 1996 compared with 2.79:1 at the end of the previous year. Working capital of $47.1 million at January 31, 1996 increased by $9.6 million from January 31, 1995. On October 20, 1995, the Company entered into a three-year $25.0 million revolving credit agreement with BayBank, which replaced the previous unused $15.0 million revolving credit agreement with another bank. It is anticipated that the Company's operating cash needs for fiscal year 1997, including planned capital expenditures, will be met by internally generated funds and available cash.

The Company currently plans to make approximately $16 million in capital expenditures in fiscal year 1997 to support ongoing operations. In addition, the Company plans to undertake a wafer fabrication expansion program, which is expected to cost approximately $59 million and to be completed over the next several years according to the demand for the Company's products.

In the second half of fiscal year 1996, the Company's wafer fabrication facility in Merrimack, New Hampshire was operating close to full capacity. The Company's Board of Directors on December 1, 1995 authorized approximately $2.9 million for capital expenditures to add equipment to the existing wafer fabrication facility, which will increase capacity by approximately 20% starting in the second half of fiscal year 1997. Future sales growth will be supported by this internal increase in capacity as well as using wafers sourced from foundry suppliers, including wafers from GMT Microelectronics Corporation, ("GMT"), a foundry in which the Company has a minority investment and has a right to a certain percentage of its output. On February 28, 1996, the Company made an additional $1.5 million investment in GMT redeemable preferred stock which entitles the Company to favorable pricing terms on specific products.

Accounts receivable at January 31, 1996 increased by $4.2 million from the prior year primarily due to a higher level of sales. Receivable days sales outstanding were 48 days at the end of fiscal year 1996 compared with 47 days at the end of the prior fiscal year. Inventories at January 31, 1996 increased by $2.7 million since January 31, 1995 primarily to support the anticipated increases in production requirements.

Accrued employee compensation and benefits has increased by $2.9 million since January 31, 1995 primarily due to incentive compensation benefits relating to fiscal year 1996 performance. Accrued legal and settlement expenses decreased by $1.5 million since the beginning of fiscal year 1996 following the settlement of litigation. (For further information, see Note J in the Company's consolidated financial statements.)

On February 21, 1995, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its common stock. During fiscal year 1996, the Company repurchased 500,000 shares of the Company's common stock from AlliedSignal, Inc. at an average price per share of $19.63 or a total of approximately $9.8 million. As of January 31, 1996, there were 578,700 shares remaining under all Board authorizations.

NEW ACCOUNTING STANDARDS

See Note A in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timely ability to develop and market new products, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets. Revenues from product sales to one of the Company's customers, Western Digital Corporation, represented approximately 23% of sales in fiscal year 1996. The loss of this customer would have a material adverse effect upon the Company's business.

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. While the semiconductor industry in recent periods has experienced increased demand and constraints in production capacity, it is uncertain how long these conditions will continue. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

Presently, the Company's manufacturing facilities are operating at close to full capacity. In fiscal year 1997, the Company is planning to increase its manufacturing capacity through expansion of its production facilities and increased use of third-party foundries. There can be no assurance that the Company will complete the expansion of its production facilities on time or that third-party foundries will meet the Company's production requirements or that the combined capacity will be sufficient to satisfy demand for its products. Any constraints in manufacturing capacity could adversely affect the business of the Company's customers and cause them to seek alternative sources for the products currently obtained from the Company. The Company's additional capacity will result in a significant increase in operating expenses, such as depreciation, and if revenues do not increase to offset these additional expenses, the Company's future operating results could be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's targeted markets, which could lead to price erosion that could adversely affect the Company's operating results.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Business," "Results of Operations," "Financial Condition" and "Factors Affecting Future Results" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein.

Fiscal Year 1995 Versus Fiscal Year 1994

RESULTS OF OPERATIONS

Net revenues for fiscal year 1995 were $97.1 million compared with $86.9 million in fiscal year 1994 for an increase of $10.2 million or 12%. Excluding Powercube Corporation ("Powercube") and the Micro Networks Division ("Micro Networks"), which were sold in fiscal year 1995, net revenues were $89.0 million for fiscal year 1995 compared with $65.5 million for the prior year or an increase of 36%. Integrated circuit sales increased due to the strengthening of the electronic data processing markets, as well as sales of new products. Royalty income, principally from a license agreement with International Rectifier Corporation, was $1.7 million for fiscal year 1995 compared with $0.9 million in fiscal year 1994. Royalty income increased in fiscal year 1995 due to additional licensees and a non-recurring lump sum payment. Approximately 63% of analog integrated circuit sales in fiscal year 1995 were international compared with 59% in fiscal year 1994.

Gross profit as a percentage of net sales was approximately 49% for fiscal year 1995 compared with 45% for fiscal year 1994. This improvement was primarily due to the increased proportion of overall sales from analog integrated circuits,

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

which had a significantly higher percentage of gross profit than the two disposed operations. Excluding the disposed operations, gross profit as a percentage of net sales was approximately 51% for both fiscal years.

Research and development expenses, excluding the disposed operations, were 10.0% of net sales in fiscal year 1995 compared with 9.5% in the prior year. This increase of approximately $2.6 million related primarily to increased headcount and product development efforts. Selling, general and administrative expenses, excluding the disposed operations, were approximately 22.7% of net sales for fiscal years 1995 and 1994.

During fiscal year 1994, management introduced new products at Micro Networks and Powercube, in an effort to build the businesses and diversify their markets, and also took steps to reduce costs at both operations to offset losses due to substantial weakness in the military market. After evaluating additional strategies to improve operating performance in both these businesses, management concluded in fiscal year 1995 that the sale of these two operations would enable the Company to focus its efforts on its growing analog integrated circuits business. Powercube was sold on June 23, 1994 and Micro Networks on October 12, 1994. The Company recorded unusual charges of $5.5 million as a result of the disposals. (For further information, see Note D to the Company's consolidated financial statements.)

Non-operating income in fiscal year 1995 decreased by $201,000 from the previous fiscal year primarily due to losses on the sale of fixed assets. Interest income increased by $369,000 principally due to an increase in the weighted average interest earned on cash and short-term investments.

The consolidated effective tax rate for fiscal year 1995 was 26% compared to 35% in fiscal year 1994. The lower tax rate in the fiscal year 1995 was primarily due to one-time tax benefits associated with the sale of Powercube and Micro Networks and a $1.5 million reduction in the valuation allowance which was primarily for tax credit carryforwards. The tax credit carryforwards were utilized in fiscal year 1995 for increased foreign profits. In fiscal year 1994, the cumulative effect of implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109")increased net income by $8,100,000 or $.63 per share.

Net income was $9.2 million for fiscal year 1995 compared with $16.4 million for fiscal year 1994. Excluding SFAS No. 109 in fiscal year 1994 and unusual charges and related tax benefits from the sale of Powercube and Micro Networks in fiscal year 1995, net income would have increased from $8.3 million to $11.7 million, or 41%. Management has concluded that the effect of inflation had no significant impact on operations.

Integrated circuit bookings in fiscal year 1995 were $100.2 million which is an increase of $34.9 million or 54% from the prior year. The improvement was due to the strengthening of the electronic data processing markets as well as demand for new products. Integrated circuit bookings were $25.1 million in the fourth quarter of fiscal year 1995 which is an increase of 49% from the comparable period in the prior year. The book-to-bill ratio for fiscal year 1995 was 1.15 compared to 1.01 in fiscal year 1994, excluding the divested operations.

Backlog at the end of fiscal year 1995 was $28.1 million compared with $15.3 million at the end of fiscal year 1994, excluding the disposed operations. The 84% increase in backlog is principally due to the strengthening of the electronic data processing markets as well as demand for new products.

FINANCIAL CONDITION

Cash and short-term investments at January 31, 1995 have essentially remained the same at $30.7 million when compared to the beginning of fiscal year 1995. The principal uses of cash were $15.6 million for capital expenditures, $14.4 million for the repurchase of the Company's common stock and $2.0 million for an investment in GMT. The principal sources of cash were $25.4 million from operating activities, $5.7 million in proceeds from the sale of Powercube and Micro Networks, and $2.0 million in proceeds from exercises of stock options under the Company's Stock Option Plans. Capital expenditures in fiscal year 1995 were primarily for increased capacity and new product development projects at the integrated circuit business.

The ratio of current assets to current liabilities was 2.79:1 at the end of fiscal year 1995 compared with 3.43:1 at the end of the previous fiscal year. Working capital of $37.5 million at January 31, 1995 decreased by $5.8 million from January 31, 1994. The Company also had available an unused $15.0 million revolving credit agreement with Fleet Bank.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


Accounts receivable at January 31, 1995 increased by $0.8 million from the prior year. This increase was primarily due to a higher level of integrated circuit sales offset somewhat by the sale of Micro Networks and Powercube. Receivable days sales outstanding were 47 days at the end of fiscal year 1995 compared with 46 days at the end of the prior fiscal year. Inventories at January 31, 1995 declined by $2.5 million and excess of cost over net assets acquired decreased by $2.4 million, primarily due to the sale of Micro Networks and Powercube. Other assets at January 31, 1995 increased by $3.7 million since the end of fiscal year 1994 primarily due to the reclassification of $3.4 million for facilities to be sold following the disposition of Powercube and Micro Networks and a $1.0 million equity investment in GMT accounted for under the cost method.

Accrued employee compensation and benefits has increased by $1.4 million since January 31, 1994 primarily due to incentive compensation benefits relating to fiscal year 1995 performance.

Accrued legal and settlement expenses of $1.5 million at January 31, 1995 represent the cost of issuing stock warrants to purchase the Company's common stock under the settlement agreement for the William Steiner lawsuit. This $1.0 million increase from January 31, 1994 is primarily due to the reallocation of $0.8 million from accrued disposal costs and unusual charges and $0.6 million in net additional reserves, offset by a $0.4 million payment for the Department of Defense settlement involving alleged irregularities in testing of products for compliance with applicable military specifications at the Company's Semiconductor Products Division.

Accrued disposal costs and unusual charges of $0.5 million at January 31, 1995 have declined by $1.0 million since January 31, 1994. During fiscal year 1995, this accrual increased by $1.5 million due to costs associated with the sale of Powercube and Micro Networks. Disposal costs of $1.7 million that were applied against this accrual during the year were primarily for employee bonuses, legal and consulting fees, environmental and other facility related costs, and workforce reductions at Micro Networks and Powercube prior to the dates of their sale. In addition, the Company reallocated $0.8 million of accrued disposal costs to accrued legal and settlement expenses for the William Steiner lawsuit. (For further information, see Note D to the Company's consolidated financial statements.)

During fiscal year 1995, the Company repurchased 1,000,000 shares of the Company's common stock at an average price per share of $14.36 or a total of approximately $14.4 million.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
Unitrode Corporation and Consolidated Subsidiaries

January 31                                                  1996            1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 36,228,314    $ 17,752,008
  Short-term investments                                      --      12,961,780
  Accounts receivable, net of allowance of
    $367,804 in 1996 and $296,510 in 1995             17,904,537      13,746,458
  Inventories                                          9,971,427       7,316,502
  Notes receivable                                       884,645         865,762
  Deferred income taxes                                4,112,000       4,383,000
  Prepaid expenses and other current assets            2,241,077       1,455,541
                                                    ------------    ------------
     Total current assets                             71,342,000      58,481,051
                                                    ------------    ------------

Property, plant and equipment, at cost:
  Land                                                   625,790         625,790
  Buildings and improvements                           9,340,263       7,091,619
  Machinery and equipment                             67,373,176      57,726,016
  Construction in progress                             1,739,326       2,972,115
                                                    ------------    ------------
                                                      79,078,555      68,415,540
  Less: accumulated depreciation                      43,789,869      36,396,265
                                                    ------------    ------------
    Property, plant and equipment, net                35,288,686      32,019,275
                                                    ------------    ------------

Other assets and deferred charges                      3,648,505       3,847,839
Other investments                                      1,000,000       1,427,693
Restricted cash and investments                          437,285              --
Notes and other receivables, net of unamortized
  discount of $78,095 in 1996 and $100,952
  in 1995                                              4,341,604       4,878,392
Deferred income taxes                                    102,000         102,000
Excess of cost over net assets acquired,
  less accumulated amortization of $1,826,203
  in 1996 and $1,542,199 in 1995                       2,264,126       2,548,130
                                                    ------------    ------------

Total assets                                        $118,424,206    $103,304,380
                                                    ============    ============


The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

BALANCE SHEETS
Unitrode Corporation and Consolidated Subsidiaries

January 31                                                  1996            1995
- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $         --    $    299,696
  Accounts payable                                     8,401,521       6,993,697
  Income taxes payable                                 2,000,229       2,194,151
  Accrued employee compensation and benefits           7,794,635       4,881,653
  Accrued disposal costs and unusual charges                  --         528,480
  Accrued legal and settlement expenses                       --       1,534,999
  Other current liabilities                            5,998,299       4,505,789
                                                    ------------    ------------
     Total current liabilities                        24,194,684      20,938,465
                                                    ------------    ------------

Deferred income taxes                                  1,340,000         615,000
Other long-term liabilities                              472,348         160,000
                                                    ------------    ------------
     Total liabilities                                26,007,032      21,713,465
                                                    ------------    ------------

Commitments and contingent liabilities (Note J)
Stockholders' equity:
  Preferred stock, $1.00 par value:
    Authorized - 1,000,000 shares, none issued
  Common stock, $.20 par value:
    Authorized - 30,000,000 shares
    Issued - 11,467,948 in 1996
      and 11,781,100 in 1995                           2,293,590       2,356,220
  Additional paid-in capital                          25,582,283      25,670,178
  Retained earnings                                   64,838,832      54,067,673
                                                    ------------    ------------
                                                      92,714,705      82,094,071
Less:
  Deferred compensation                                  297,531         503,156
                                                    ------------    ------------
      Total stockholders' equity                      92,417,174      81,590,915
                                                    ------------    ------------

Total liabilities and stockholders' equity          $118,424,206    $103,304,380
                                                    ============    ============



The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
Unitrode Corporation and Consolidated Subsidiaries

Years ended January 31                                  1996             1995             1994
- ----------------------------------------------------------------------------------------------
Net revenues                                   $ 118,543,642     $ 97,080,607     $ 86,915,155
Cost of revenues                                  55,165,336       48,805,269       47,653,104
                                               -------------     ------------     ------------
  Gross profit                                    63,378,306       48,275,338       39,262,051
                                               -------------     ------------     ------------
Operating expenses:
  Research and development                        14,674,199        9,432,841        8,063,791
  Selling, general and administrative             22,312,236       21,927,403       19,327,439
  Unusual items                                           --        5,542,002               --
                                               -------------     ------------     ------------
    Total operating expenses                      36,986,435       36,902,246       27,391,230
                                               -------------     ------------     ------------
Income from operations                            26,391,871       11,373,092       11,870,821
                                               -------------     ------------     ------------
Other income (expense):
  Non-operating income (expense), net                (36,929)          (5,650)         195,071
  Interest income                                  1,682,166        1,249,187          879,891
  Interest expense                                   (85,204)         (95,102)        (101,408)
                                               -------------     ------------     ------------
    Total other income                             1,560,033        1,148,435          973,554
                                               -------------     ------------     ------------
Income before income tax provision,
 and cumulative effect of change in
 accounting principle                             27,951,904       12,521,527       12,844,375
Income tax provision                              10,433,000        3,273,000        4,496,000
                                               -------------     ------------     ------------
Income before cumulative effect of
 change in accounting principle                   17,518,904        9,248,527        8,348,375
 Cumulative effect of change in accounting
    for income taxes                                      --               --        8,100,000
                                               -------------     ------------     ------------
Net income                                     $  17,518,904     $  9,248,527     $ 16,448,375
                                               =============     ============     ============

Earnings per share:
  Income before cumulative effect of change
    in accounting principle                    $        1.47     $        .75     $        .65
                                               =============     ============     ============
  Cumulative effect of change in
    accounting principle                       $          --     $         --     $        .63
                                               =============     ============     ============
  Net income                                   $        1.47     $        .75     $       1.27
                                               =============     ============     ============








The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
Unitrode Corporation and Consolidated Subsidiaries

Years ended January 31                                              1996             1995             1994
- ----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                $ 17,518,904     $  9,248,527     $ 16,448,375
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                              8,997,825        7,429,624        5,900,527
    Cumulative effect of change in accounting
      for income taxes                                                --               --       (8,100,000)
    Loss on the sale of divisions                                     --        5,542,002               --
    Provision for losses on accounts receivable                  199,900          122,890           43,000
    Deferred compensation                                        205,625          240,314          200,339
    Deferred income taxes                                        996,000        2,160,000        2,070,000
    Other, net                                                    95,707          125,888         (118,971)
    (Increase) decrease in assets:
      Accounts receivable                                     (4,357,979)      (2,292,735)        (963,545)
      Inventories                                             (2,654,925)      (1,413,625)         394,410
      Prepaid expenses and other current assets                 (829,469)        (227,931)         535,712
      Other assets and deferred charges                       (1,050,250)         (15,000)        (358,666)
    Increase (decrease) in liabilities:
      Accounts payable                                         1,407,824        1,686,373        1,240,571
      Income taxes payable                                       308,078       (1,108,269)       1,629,388
      Accrued employee compensation and benefits               2,912,982        1,575,868          209,121
      Accruals relating to unusual charges                            --         (461,495)      (1,049,324)
      Other current and long-term liabilities                  1,444,859        2,788,570       (1,074,964)
                                                            ------------     ------------     ------------
           Total adjustments                                   7,676,177       16,152,474          557,598
                                                            ------------     ------------     ------------
        Net cash provided by operating activities             25,195,081       25,401,001       17,005,973
                                                            ------------     ------------     ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                  (11,794,316)     (15,590,878)     (12,573,433)
  Proceeds on sale of businesses                                      --        5,728,898               --
  Repayment of notes receivable                                  865,762          505,298          269,071
  Proceeds on sale of assets and investments                   1,485,350           56,049        1,825,422
  Restricted cash and investments                               (437,285)              --               --
  Maturities of short-term investments                        14,200,750          499,697        3,981,982
  Purchases of short-term investments                         (1,289,427)     (12,961,780)      (2,998,990)
  Notes receivable and other investments                         (21,163)      (2,187,676)        (207,421)
  Accrued disposal costs                                        (528,480)      (1,316,405)        (563,719)
                                                            ------------     ------------     ------------
        Net cash provided (used) by investing activities       2,481,191      (25,266,797)     (10,267,088)
                                                            ------------     ------------     ------------
Cash flows from financing activities:
  Repayment of debt                                             (299,696)        (230,770)        (230,769)
  Purchase of common stock                                   (10,025,275)     (14,420,393)      (2,111,244)
  Proceeds from exercise of common stock options               1,125,005        2,012,252        1,492,766
                                                            ------------     ------------     ------------
        Net cash used by financing activities                 (9,199,966)     (12,638,911)        (849,247)
                                                            ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents          18,476,306      (12,504,707)       5,889,638
Cash and cash equivalents at beginning of year                17,752,008       30,256,715       24,367,077
                                                            ------------     ------------     ------------
Cash and cash equivalents at end of year                    $ 36,228,314     $ 17,752,008     $ 30,256,715
                                                            ============     ============     ============
Supplemental information:
  Interest paid                                             $     98,000     $     96,000     $     85,000
  Income taxes paid, net of tax refunds                        9,131,000        2,237,000          782,000

The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
Unitrode Corporation and Consolidated Subsidiaries

                                                           Additional                                               Total
                                            Common           Paid-in           Retained       Deferred      Stockholders'
                                             Stock           Capital           Earnings     Compensation           Equity
- -------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1993                $  2,497,178     $ 26,542,726     $ 38,998,533     $   (409,455)    $ 67,628,982
Net income                                                                   16,448,375                        16,448,375
Acquisition of 199,481 shares
  of common stock                             (39,896)        (828,539)      (1,242,809)                       (2,111,244)
Issuance of 55,000 restricted
  common shares (Note H)                       11,000          588,376                          (599,376)              --
Exercise of 215,658 shares
  of common stock (Note H)                     43,131        1,449,635                                          1,492,766
Income tax benefit related
  to stock plans                                               377,000                                            377,000
Amortization of deferred compensation                                                            200,339          200,339
                                         ------------     ------------     ------------     ------------     ------------
Balance, January 31, 1994                   2,511,413       28,129,198       54,204,099         (808,492)      84,036,218
Net income                                                                    9,248,527                         9,248,527
Acquisition of 1,003,840 shares
  of common stock                            (200,768)      (4,834,672)      (9,384,953)                      (14,420,393)
Exercise of 238,875 shares
  of common stock (Note H)                     47,775        1,964,477                                          2,012,252
Forfeiture of 11,000 shares
  of common stock (Note H)                     (2,200)         (62,822)                           65,022               --
Income tax benefit related
  to stock plans                                               473,997                                            473,997
Amortization of deferred compensation                                                            240,314          240,314
                                         ------------     ------------     ------------     ------------     ------------
Balance, January 31, 1995                   2,356,220       25,670,178       54,067,673         (503,156)      81,590,915
Net income                                                                   17,518,904                        17,518,904
Acquisition of 511,400 shares
  of common stock                            (102,280)      (3,175,250)      (6,747,745)                      (10,025,275)
Issuance of 247,883 common stock
  warrants (Note O)                                          1,500,000                                          1,500,000
Exercise of 198,248 shares
  of common stock (Note H)                     39,650        1,085,355                                          1,125,005
Income tax benefit related
  to stock plans                                               502,000                                            502,000
Amortization of deferred compensation                                                            205,625          205,625
                                         ------------     ------------     ------------     ------------     ------------
Balance, January 31, 1996                $  2,293,590     $ 25,582,283     $ 64,838,832     $   (297,531)    $ 92,417,174
                                         ============     ============     ============     ============     ============

The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
Unitrode Corporation and Consolidated Subsidiaries

NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. All material intercompany transactions are eliminated. The accounts of certain immaterial foreign subsidiaries are included on the basis of fiscal years ending in December.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue at the time of shipment. A portion of the Company's sales are made to certain distributors which provide for price protection and certain rights of return on product unsold by the distributors. The Company records a distributor liability reserve for price adjustments and estimated sales returns.

TRANSLATION OF FOREIGN CURRENCIES: The accounts of foreign subsidiaries have been translated using the U.S. dollar as the functional currency. Monetary and non-monetary asset and liability accounts have been translated at the exchange rate in effect at each year end and historical rates, respectively. Income and expense accounts are translated at average monthly rates, except for depreciation, which is translated at historical rates. Exchange gains and losses are included in other income (expense).

INCOME TAXES: The provision for income taxes is computed on the pretax income of the consolidated subsidiaries located within each taxing country based on the current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes.

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Average common and common equivalent shares outstanding were 11,907,101, 12,360,405 and 12,924,105 in fiscal years 1996, 1995 and 1994, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The Company considers highly liquid investments in debt securities purchased within three months of their maturity date to be cash equivalents. Investments in debt securities that mature within one year and do not meet the definition of cash equivalents are included in short-term investments. Cash equivalents and short-term investments are classified as held to maturity and valued at amortized cost, which approximates market value.

INVENTORIES: Inventories are stated at average cost but not in excess of net realizable value.

PROPERTY, PLANT AND EQUIPMENT: Depreciation on plant and equipment is computed using the straight-line method over the expected useful lives of the assets. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the statements of operations.

INTANGIBLE ASSETS: The excess cost over net assets acquired is amortized over periods not to exceed 12 years. Patents, copyrights, trademarks, and other intangible assets are amortized over their estimated useful lives.

STOCKHOLDERS' EQUITY: Pursuant to Maryland law, any shares of common stock reacquired by the Company constitute unissued shares.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


FORWARD FOREIGN EXCHANGE CONTRACTS: The Company enters into forward foreign exchange contracts principally as a hedge against trade receivables and firm orders in its backlog denominated in foreign currencies. Realized and unrealized gains and losses on these contracts are included in net income and offset the foreign exchange gains or losses on the hedged trade receivables. At January 31, 1996, the Company had contracts of varying maturities to sell foreign currencies of 3.3 million German marks, 6.0 million French francs, and 0.7 million British pounds, totaling approximately $4.4 million. At January 31, 1995, the Company had contracts of varying maturities to sell foreign currencies of 2.9 million German marks, 5.0 million French francs, and 0.6 million British pounds, totaling approximately $3.7 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company has used a variety of methods and assumptions to estimate the fair value of the Company's financial instruments. The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, current portion of long-term debt, and accounts payable approximate fair value because of the short maturity of these instruments. Forward foreign exchange contracts are valued based on quoted market prices of comparable contracts. The carrying amount of the Company's notes receivable approximate fair value based upon comparable credit risks and the interest rates which incorporate such risks. It was not practicable to estimate the fair value of the Company's investment in an untraded closely held company. This investment is included in other investments on the balance sheet and valued at original cost of $1.0 million at January 31, 1996 and January 31, 1995.

NEW ACCOUNTING STANDARDS: The Company has not yet adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which will require adoption in fiscal year 1997. The Company is in the process of determining the effect of adoption of these statements on its consolidated financial statements and related disclosures.

CONCENTRATION OF CREDIT RISK: Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company invests cash equivalents and short-term investments in high-quality debt securities. Credit exposure to any one entity is limited by Company policy. No losses have been experienced on such investments as of January 31, 1996. The Company's trade accounts receivables are primarily from sales to customers in the EDP/computer and communication markets. Excluding the disposed operations, the Company's ten largest customers accounted for approximately 52%, 55% and 52% of sales for fiscal years 1996, 1995 and 1994, respectively, and approximately 53% and 57% of accounts receivable at January 31, 1996 and 1995. The Company's largest customer, Western Digital, represented approximately 23%, 22% and 18% of sales for fiscal years 1996, 1995 and 1994, respectively and 29% of accounts receivable at January 31, 1996. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

RECLASSIFICATIONS: Certain amounts for fiscal year 1994 and 1995 have been reclassified to conform with presentation of similar amounts in fiscal year 1996.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

NOTE B CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consisted of the following:

January 31                                              1996                       1995
- ---------------------------------------------------------------------------------------
Cash equivalents:
  Tax-exempt municipal securities                $20,450,000                $         -
  Taxable municipal securities                     3,700,000                          -
                                                 -----------                -----------
                                                 $24,150,000                $         -
                                                 ===========                ===========
Short-term investments:
  U.S. government securities                     $         -                $ 2,000,000
  Tax-exempt municipal securities                          -                 10,961,780
                                                 -----------                -----------
                                                 $         -                $12,961,780
                                                 ===========                ===========


NOTE C NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following:

January 31                                                                          1996                       1995
- -------------------------------------------------------------------------------------------------------------------
Microsemi Corporation 5% collaterized subordinated promissory
  notes, monthly payments through July 1, 2002                                $2,905,174                 $3,274,272
Microsemi Corporation 5% subordinated promissory note,
  quarterly payments through June 30, 1999                                       700,000                    900,000
Microsemi Corporation other receivables, annual payments
  through June 30, 1999, net of unamortized discount
  of $78,095 in 1996 and $100,952 in 1995                                        241,905                    299,048
SMC Acquisition Corporation unsecured note at prime plus
  2%, payable quarterly through September 30, 1997                               379,170                    595,834
GMT Microelectronics Corporation 11.75%
  subordinated debenture, due January 9, 2002                                  1,062,485                  1,000,000
Reserve allowance                                                                (62,485)                  (325,000)
                                                                              ----------                 ----------
                                                                               5,226,249                  5,744,154
Less:  current maturities                                                        884,645                    865,762
                                                                              ----------                 ----------
Long-term notes and other receivables                                         $4,341,604                 $4,878,392
                                                                              ==========                 ==========


NOTE D ACQUISITIONS AND DISPOSALS

On January 9, 1995, the Company entered into an agreement with GMT Microelectronics Corporation ("GMT"), a Norristown, Pennsylvania foundry, to supply wafers. As part of the agreement, the Company invested $2.0 million in GMT as follows: $1.0 million in exchange for one million shares or an approximate 9% interest in GMT's common stock, and a $1.0 million 11.75% subordinated debenture due January 9, 2002.

On February 28, 1996, the Company made an additional $1.5 million investment in GMT redeemable preferred stock which entitles the Company to favorable pricing terms on specific products.

On October 12, 1994, the Company sold certain of the assets of its Micro Networks Division ("Micro Networks") to SMC Acquisition Corporation (the "Buyer") pursuant to an Asset Purchase Agreement. The Buyer also assumed certain of the liabilities of Micro Networks. The assets sold consisted principally of accounts receivable, inventory, and machinery and equipment. The liabilities assumed by the Buyer consisted principally of accounts payable and accrued compensation and benefits. Under the agreement, the Buyer agreed to pay $3.7 million as follows: $3.0 million in cash on October 12, 1994 and a $650,000 unsecured note payable in equal quarterly installments over 3 years with interest at prime plus 2 percent. The Buyer also entered into a multi-year lease for use of the building with the Company and agreed to pay royalties on revenues subject to certain provisions. The Company recorded charges of approximately $1.4 million for the writeoff of goodwill, $0.4 million to writedown the building to its estimated fair market value of $2.3 million, and $1.1 million for disposal

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

costs. In addition, the Company established a reserve of $325,000 on the unsecured note which was reclassified in fiscal year 1996 since the Buyer had been timely on all of the note payments. The disposal costs consisted primarily of professional fees, facility related costs, and employee settlements and bonuses.

On June 23, 1994, the Company sold substantially all of the assets of its wholly owned subsidiary, Powercube Corporation ("Powercube") to Natel Engineering Company, Inc. (the "Buyer") pursuant to an Asset Purchase Agreement. The Buyer also assumed certain of the liabilities of Powercube. The assets sold consisted principally of accounts receivable, inventory, and machinery and equipment. The liabilities assumed by the Buyer consisted principally of accounts payable, accrued commissions and accrued warranty. Under the agreement, the Buyer paid approximately $2.7 million in cash on June 23, 1994 for substantially all of the assets of Powercube, except for the land and building which the Buyer leased until March 1995. In addition, the Company recorded a charge of approximately $1.3 million for writedowns of certain assets and $0.5 million for disposal costs. The writedown of assets included $0.8 million for the building and $0.5 million for goodwill.

The following schedule summarizes the basis for the total fiscal year 1995 unusual items charge:

                                                       Micro Networks        Powercube           Total
                                                       --------------        ---------           -----
         Total book value of assets sold                $ 3,572,136        $  4,121,128      $ 7,693,264
         Total book value of liabilities
           assumed by Buyers                               (401,000)           (355,915)        (756,915)
                                                        -----------        ------------      -----------
         Net book value of assets sold                    3,171,136           3,765,213        6,936,349
         Less:
           Proceeds on sale                               3,690,898           2,688,000        6,378,898
                                                        -----------        ------------      -----------
         Gain (loss) on sale                                519,762          (1,077,213)        (557,451)
         Reserve on unsecured note                         (325,000)                  -         (325,000)
         Writedown of assets                             (1,825,803)         (1,324,780)      (3,150,583)
         Disposal costs                                  (1,057,748)           (451,220)      (1,508,968)
                                                        -----------        ------------      -----------
         Unusual items charge                           $(2,688,789)       $ (2,853,213)     $(5,542,002)
                                                        ===========        ============      ===========

Accrued Disposal Costs and Unusual Charges Rollforward:

                       Balance
(In thousands)      at Beginning                                            Change in                             Balance at
 Description         of Period         Provision            Payments        Estimates       Reclassification     End of Period
- -----------        --------------     ---------             --------       ---------       ----------------     -------------
1996               $     528          $      -             $   (528)       $    -          $       -               $    -
1995                   1,547             1,509(1)            (1,325)         (453)(2)           (750)(3)              528
1994                   3,488                 -               (1,379)         (562)(2)              -                1,547

(1)  Disposal costs on sale of Micro Networks and Powercube
(2)  Micro Networks and Powercube restructuring charges
(3) Litigation settlement costs reclassed from accrued disposal costs to accrued legal and settlement expenses.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

NOTE E INVENTORIES

Inventories consisted of the following:

                           January 31                             1996                1995
                           ---------------------------------------------------------------
                           Raw materials                    $1,698,344          $  687,083
                           Work in process                   5,384,901           4,198,556
                           Finished goods                    2,888,182           2,430,863
                                                            ----------          ----------
                               Total inventory              $9,971,427          $7,316,502
                                                            ==========          ==========


NOTE F BORROWING ARRANGEMENTS

On October 20, 1995, the Company entered into a three-year, $25 million domestic revolving credit agreement with BayBank. Pursuant to the agreement, interest rates on the amounts borrowed are at the Bank's prime rate. There were no borrowings under this agreement during fiscal year 1996. The credit agreement contains various covenants, the most restrictive of which requires a minimum level of tangible net worth. At January 31, 1996, tangible net worth (as defined) exceeded the required level by approximately $13,200,000.

Prior to October 20, 1995, the Company maintained a $15 million domestic revolving credit agreement with another bank. There were no borrowings under this credit agreement during fiscal years 1996, 1995 and 1994.

The current portion of long-term debt consisted of New Hampshire Industrial Revenue Bonds. Interest rates on the amounts borrowed were at 68% to 70% of prime and there was no balance outstanding at January 31, 1996.

NOTE G LEASES

Rental expenses incurred for operating leases amounted to $700,000, $604,000 and $669,000 for the years ended January 31, 1996, 1995 and 1994, respectively. These leases are principally for the rental of office and manufacturing space. Many of the leases contain renewal options and some provide for the payment of a proportionate share of maintenance, insurance and taxes in addition to the minimum annual rentals.

     At January 31, 1996, the future minimum payments under all leases with terms greater than one year are as follows:

                                                                        Operating
                           Fiscal Year                                     Leases
                           ------------------------------------------------------
                           1997                                        $  861,000
                           1998                                           611,000
                           1999                                           477,000
                           2000                                           169,000
                           2001                                                 -
                           Thereafter                                           -
                                                                       ----------
                           Total minimum lease payments                $2,118,000
                                                                       ==========

The Company has a non-cancelable sublease agreement to rent its Lexington office facilities to a third party. Under this agreement which expires April 30, 1996, the Company collected rent payments of $204,000 in fiscal year 1996 and has a commitment from the sublessee to receive $51,000 in future rental payments which will offset the Company's future minimum lease payments of $1,147,000. The sublessee has notified the Company that it will not renew its sublease agreement and the Company is actively searching for a new tenant. At January 31, 1996, the Company's reserve for future minimum lease payments on its Lexington office lease was $510,000.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

NOTE H  STOCK OPTIONS AND RESTRICTED STOCK

The Company's Stock Option Plans provide for the granting of options to qualified employees and non-employee directors to purchase the Company's stock at the fair market value on the date of grant. These options become exercisable as designated in the grant and may expire up to ten years from the date of grant.

Options were exercisable for 558,104 shares at January 31, 1996. There were 779,004, 381,005 and 683,380 shares available at January 31, 1996, 1995 and
1994, respectively, for future grants of options. In fiscal year 1996, the Company increased by 1,000,000 the number of shares available for grant under one of its plans. During fiscal year 1994, there were 364,120 shares that lapsed due to the expiration of the associated plans.

Under its Restricted Stock and Cash Bonus Plans, the Company may award shares of restricted common stock to key executives. Subject to certain conditions, the restrictions lapse in five equal annual installments, beginning one year from the date of the award. Upon lapse of the restrictions, the Company pays the participant a cash bonus to help defray the related personal income taxes. The cash bonus is the lesser of the amount required to defray the federal income tax at the maximum marginal tax rate then in effect, or 200% of the fair market value of the shares at the date of the original award. There may be up to five such cash bonuses, but the maximum aggregate cash bonus payable over the five years is the fair market value of the shares on the date of the grant. Upon termination of employment, the key executive must remit to the Company all shares still subject to the restrictions. There were 0, 0, and 2,300 shares available for grant at January 31, 1996, 1995 and 1994, respectively, for future awards of restricted stock.

During fiscal year 1994, restricted stock totaling 20,000 shares was awarded to the Chief Executive Officer of the Company. Such stock was not covered by the Company's Restricted Stock and Cash Bonus Plan. The fair market value at the dates of award charged to stockholders' equity as unamortized deferred compensation in fiscal year 1994 was $599,376. These amounts are amortized over the period in which the restrictions lapse.

Amortization charged to expense under the Restricted Stock and Cash Bonus Plans was $205,625, $240,314, and $200,339 for fiscal years 1996, 1995 and 1994, respectively. Cash bonus payments under the Plans were $247,465, $331,481 and $207,161 for fiscal years 1996, 1995 and 1994, respectively.

The following table summarizes stock option and restricted stock transactions for the three years ended January 31:

                                                                                         Restricted
                                                   Stock Option Plans                   Stock Plans
                                          --------------------------------------        -----------
                                              Shares                 Price Range             Shares
- ---------------------------------------------------------------------------------------------------

Outstanding at January 31, 1993              938,325              $  3.56-$28.94             91,000
  Granted                                    174,000                10.31- 14.19             55,000
  Terminated                                 (47,255)                4.75- 28.94                  -
  Exercised/Released                        (215,658)                3.56- 11.63            (26,000)
                                           ---------              --------------            -------
Outstanding at January 31, 1994              849,412              $  3.56-$26.69            120,000
  Granted                                    328,000                14.44- 19.81                  -
  Terminated                                 (39,125)                5.56- 26.69            (11,000)
  Exercised/Released                        (238,875)                3.56- 15.38            (34,000)
                                           ---------              --------------            -------
Outstanding at January 31, 1995              899,412              $  3.56-$22.88             75,000
  Granted                                    604,950                 20.63-30.94                  -
  Terminated                                 (15,261)                 4.75-22.88                  -
  Exercised/Released                        (198,248)                 3.56-20.63            (33,000)
                                           ---------              --------------            -------
Outstanding at January 31, 1996            1,290,853              $  4.75-$30.94             42,000
                                           =========              ==============            =======

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

NOTE I  OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consisted of the following:

            January 31                             1996                  1995
- -----------------------------------------------------------------------------
            Property for sale                $2,360,599            $3,434,718
            Deferred charges                    615,671               296,046
            Deposits                            600,250                     -
            Other                                71,985               117,075
                                             ----------            ----------
                        Total                $3,648,505            $3,847,839
                                             ==========            ==========

On December 29, 1995, the Company sold the land and building in Billerica, Massachusetts for $1,150,000. A gain of $59,000 was recognized on the sale.

NOTE J  COMMITMENTS AND CONTINGENT LIABILITIES

ENVIRONMENTAL MATTERS

The Company has been notified by responsible state authorities in California that it is one of a number of "potentially responsible parties" under relevant state statutes with respect to a former hazardous waste treatment facility in Escondido, California. The treatment facility was owned and operated by an entity wholly unrelated to the Company. The Company, along with other financially viable potentially responsible parties, has entered into a consent decree with governmental authorities regarding the voluntary payment of cleanup costs and voluntary cleanup measures with respect to the California site and has paid past cleanup costs at the California site of approximately $54,000. The Company has established a reserve which the Company believes to be adequate for future environmental remediation costs at this site, based upon the probable and reasonably estimable work to be done at the site, the other potentially responsible parties involved at the site and the Company's volumetric level of contribution to the site which is less than one-half of one percent of the total volume of waste contributed to the site by the parties to the consent decree.

The Company has entered into settlement agreements as a "de minimus" contributor requiring the payment of an aggregate amount of approximately $161,000 in settlement of all known governmental claims against the Company related to five other alleged hazardous waste treatment sites. Although the nature of the settlements does not preclude, under certain circumstances, additional governmental action or litigation by non-participating parties, no claims have been made regarding these sites.

In view of the difficulty in quantifying the potential costs or damages arising from the alleged environmental hazards, it is not possible to determine with certainty the extent of the Company's potential exposure at any of the sites. However, based upon its investigation to date, the Company believes that its exposure (without giving effect to the joint and several liability provisions referred to below) would not be material and the Company believes that the reserves established with respect to these liabilities will be adequate. Further, although statutes provide that all "potentially responsible parties" may be held jointly and severally liable for the costs of investigation and remediation of a site, after consideration of the liabilities of other "potentially responsible parties" with respect to these sites and their respective levels of financial responsibility, the Company believes that its liability with respect to the sites is not material. If any liability on the part of the Company were to be measured by the ratio of the waste attributable to the Company over the total waste involved, based on information presently available to the Company, the Company's aggregate liability with respect to the unsettled sites would not be material.

The Company is involved in investigation and cleanup under the supervision of the Maine Department of Environmental Protection of groundwater and soil contamination at the former Westbrook, Maine wafer fabrication facility of its former Semiconductor Products Division. Although the facility was closed in 1989, the Division was sold in 1992 and the Westbrook, Maine real estate was sold in 1994, the Company has retained responsibility for environmental remediation at this site. The ultimate cost of cleanup at this site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. However, based upon the Company's experience at the site, the Company has established a reserve, taking into account the probable and reasonably estimable work to be done at the site, which the Company believes to be adequate.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------
Environmental reserves are reviewed as events and developments warrant and adjusted to reflect the likelihood of additional environmental expenditures.
Based upon information currently available to the Company, management believes that any additional aggregate liability to which the Company may be subjected from all the above-mentioned sites would not be material.

OTHER LEGAL MATTERS

On August 18, 1994, the U.S. District Court for the District of Massachusetts entered an order preliminarily approving a settlement and certifying a class only for settlement purposes in the lawsuit entitled William Steiner v. Unitrode Corp., et.al., Civil Action No. 90-11443-MLW. In the suit, the plaintiff, representing a settlement class of purchasers of the Company's common stock between March 2, 1988, and March 16, 1990, alleged violation of the antifraud provisions of the federal securities laws by the Company and certain of its former officers and directors. An order giving final approval to the settlement was entered by the court on December 7, 1994, which involved a settlement amount of $3 million consisting of $1.5 million in cash and $1.5 million in stock warrants to purchase the Company's common stock. The Company paid the $1.5 million cash settlement in the fourth quarter of fiscal year 1995 which was reimbursed to the Company under the Company's insurance coverage. Pursuant to an order issued by the Court on October 17, 1995, the claims administrator distributed 247,883 warrants and cash, net of expenses, valued at $3 million to the court-approved settlement class of shareholders and their counsel.

In addition to the matters described above, from time to time as a normal incidence of the nature of the Company's business, various claims, charges or litigation are or may be asserted or commenced against the Company relating to, among other things, contractual matters, patent disputes, environmental matters and product liability. While there can be no assurance that the Company will prevail in all these matters, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. However, an adverse resolution of one or more of such matters could have an adverse effect on the Company's consolidated results of operations in a quarter in which such matters might be resolved.

COMMITMENTS

In fiscal year 1996, the Company entered into a supply agreement with a manufacturer of silicon wafers. Under this agreement, the Company made a $1 million deposit in advance of production to guarantee certain quantities of wafers starting in fiscal year 1997. The advance payment will be repaid to the Company in the form of credits against the price of wafers purchased from this manufacturer, based upon the monthly allocations in the contract.

The Company has entered into change-of-control agreements with certain key executives which grant these officers the right to receive up to twice their annual salary and bonus plus continuation of certain benefits following a change of control in the Company and termination of these officers.

NOTE K  INCOME TAXES

Effective February 1, 1993, the Company adopted "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. As a result, the Company recognized the benefit of certain deferred income tax assets that were not allowed under the previous accounting standard, Accounting Principles Board Opinion No. 11. The effect of the cumulative adjustment as of February 1, 1993, increased net income for fiscal year 1994 by $8.1 million or $.63 per share.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

Income before income taxes for domestic and foreign operations was as follows:

         Years ended January 31                                        1996                      1995                     1994
         ---------------------------------------------------------------------------------------------------------------------
         Domestic                                               $24,748,155               $10,203,838              $10,989,476
         Foreign                                                  3,203,749                 2,317,689                1,854,899
                                                                -----------               -----------               ----------
           Total                                                $27,951,904               $12,521,527              $12,844,375
                                                                ===========               ===========              ===========

Income tax provision (benefit) is composed of the following:

         Years ended January 31                                        1996                      1995                     1994
         ---------------------------------------------------------------------------------------------------------------------
         Currently payable:
           Federal                                              $ 7,159,000                $ (110,000)              $1,229,000
           State                                                  1,124,000                   676,000                  406,000
           Foreign                                                1,156,000                   547,000                  791,000
                                                                -----------                ----------               ----------
            Total current                                         9,439,000                 1,113,000                2,426,000
                                                                -----------                 ---------               ----------
         Deferred:
           Federal                                                  342,000                 1,600,000                2,070,000
           State                                                    (73,000)                  (55,000)                       -
           Foreign                                                  725,000                   615,000                        -
                                                                -----------                ----------               ----------
            Total deferred                                          994,000                 2,160,000                2,070,000
                                                                -----------                 ---------               ----------

            Total income tax provision                          $10,433,000                $3,273,000               $4,496,000
                                                                ===========                ==========               ==========


The approximate tax effect of each significant type of temporary difference and carryforward was as follows:

                                                             January 31, 1996            January 31, 1995
                                                             ----------------            ----------------
    Net Deferred Tax Assets:
          Current:

            Inventories                                         $   460,000                   $  534,000
            Deferred compensation and
              fringe benefit accruals                             1,616,000                    1,348,000
            Distributor and other reserves                          769,000                    1,463,000
            Other                                                 1,267,000                    1,038,000
                                                                -----------                   ----------
                                                                  4,112,000                    4,383,000
                                                                -----------                   ----------
          Non-current:

            Property, plant and equipment                            60,000                      (46,000)
            Other                                                    42,000                      148,000
                                                                -----------                   ----------
                                                                    102,000                      102,000
                                                                -----------                   ----------
    Net Deferred Tax Liabilities:
          Non-current:

            Property, plant and equipment                        (1,340,000)                    (615,000)
                                                                -----------                   ----------

            Total Net Deferred Tax Assets                       $ 2,874,000                   $3,870,000
                                                                ===========                   ==========

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


Based on the Company's history of taxable income and projections of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

The Company does not provide for income taxes that may be due upon the remittance of the earnings of its foreign subsidiaries as the Company intends to indefinitely reinvest such earnings outside of the United States. As of January 31, 1996, such earnings approximated $6.1 million and the related unrecognized deferred tax liability approximated $2.3 million.

     The differences between the effective tax rates and the applicable U.S. federal statutory tax rates were as follows:

          Years ended January 31              1996     1995     1994
          ----------------------------------------------------------

          U.S. federal statutory
            tax rate                          35.0%    35.0%    35.0%
          State taxes, net of federal
            tax benefit                        2.4      2.8      1.8
          Tax effect of foreign
            operations                         0.1      4.0     (1.8)
          Sales of operating
            units                                -     (8.6)       -
          Change in valuation allowance          -    (10.1)       -
          Other, net                          (0.2)     3.0        -
                                              ----     ----     ----
                                              37.3%    26.1%    35.0%
                                              ====     ====     ====


NOTE L  INDUSTRY SEGMENT/INTERNATIONAL OPERATIONS

The Company and its subsidiaries operate within a single industry segment - the manufacture and sale of electronic components. Its products are sold throughout the world into the EDP/computer, telecommunications, industrial controls and instrumentation, defense/aerospace, and automotive markets.

The Company's products are sold worldwide by its sales force and through a network of independent sales representatives and distributors. Sales and marketing outside the United States are conducted principally through sales subsidiaries and by direct export sales from the United States. Data on the Company's U.S. export sales to unaffiliated customers, based on geographic location, is presented below. U.S. export sales to unaffiliated customers include shipments through the Company's international trading operation located in Shannon, Ireland.

         (In thousands)
         Years ended January 31            1996        1995       1994
         -------------------------------------------------------------
          U.S. EXPORT SALES:
            Far East                     $54,575    $37,160    $25,328
            Europe                        18,606     15,046     11,270
            Other                          4,824      2,369      1,255
            Disposed divisions                 -        795      2,425
                                         -------    -------    -------
             Total                       $78,005    $55,370    $40,278
                                         =======    =======    =======

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

NOTE M  SELECTED QUARTERLY DATA (UNAUDITED)

(In thousands except per share data)

Fiscal Year 1996 Quarters          First          Second          Third           Fourth            Year
- --------------------------------------------------------------------------------------------------------
Net revenues                     $25,888         $28,860        $30,116          $33,680        $118,544
Gross profit                      13,786          15,351         16,093           18,148          63,378
Net income                         3,799           4,174          4,544            5,002          17,519
Net income per share                 .32             .35            .38              .42            1.47
Stock prices:
  High                             22.00           30.88          32.50            29.63           32.50
  Low                              17.63           20.63          25.63            23.38           17.63

Fiscal Year 1995 Quarters          First          Second          Third           Fourth            Year
- --------------------------------------------------------------------------------------------------------
Net revenues (a)                 $22,268         $23,958        $25,800          $25,055         $97,081
Gross profit                      10,559          11,409         13,081           13,226          48,275
Net income (b)                     1,879           1,214          2,382            3,774           9,249
Net income per share (c)             .15             .10            .20              .31             .75
Stock prices:
  High                             16.25           17.50          20.00            21.00           21.00
  Low                              13.50           14.63          15.63            15.88           13.50

(a) Revenues from disposed operations were $8.1 million for the year as follows: $3.9 million in the first quarter; $3.1 million in the second quarter; and $1.1 million in the third quarter.

(b) Includes pretax unusual item charges of $2.9 million in the second quarter for the sale of Powercube Corporation and $2.7 million in the third quarter for the sale of the Micro Networks Division.

(c) The sum of the quarterly net income per share does not equal the annual amount reported, as per share amounts are calculated independently and are based on the weighted average shares outstanding for each period.

The Company did not declare any cash dividends during fiscal years 1996 and 1995. The Company's common stock is listed on the New York Stock Exchange.

NOTE N  EMPLOYEE BENEFIT PLANS

The Company contributes to the Unitrode Corporation Profit Sharing/401(k) Savings Plan (the "Plan") which covers all U.S. employees with at least six months of service. Under the profit sharing component of the Plan, Company contributions may be made at the discretion of the Board of Directors, whether or not the Company as a whole earns a profit. The amounts charged to operations were $1,915,000, $1,596,000 and $1,274,000 for the years ended January 31, 1996,
1995 and 1994, respectively.

Also, the Company matches 50% of employee contributions up to 2% of compensation under the 401(k) savings component of the Plan. Company contributions charged to operations were $160,000, $118,000 and $163,000 for the years ended January 31, 1996, 1995 and 1994, respectively, including disposed operations.

The Company established a deferred incentive compensation plan for selected engineers in fiscal year 1995. Plan assets consists of restricted cash and investments which are held in trust until individual payments are required.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

NOTE O STOCKHOLDERS' EQUITY

On April 30, 1990, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") and declared a special dividend of one right for each share of the Company's common stock outstanding at the close of business on May 14, 1990. Each right, when exercisable upon the occurrence of certain events, entitles the registered holder to purchase from the Company a unit consisting of one-one hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $30.00 per Unit. Upon the occurrence of certain further events, such as the acquisition of 20% or more of the Company's common stock by a person or group or the designation of a person or group as an Adverse Person by the Company's Board of Directors, a holder of a Unit (except holders who are Acquiring Persons or Adverse Persons, as defined in the Plan) will be entitled to receive common stock of the Company having a market value equal to twice the exercise price. Also, if the Company is acquired in a merger in which the Company is not the surviving corporation, or there is a sale of 50% or more of the Company's assets or earning power, each Unit (except Units held by Acquiring Persons or Adverse Persons) may receive common stock of the acquiring company having a value equal to twice the exercise price of the right. In general, the Company may redeem the rights at $.01 per right at any time until 10 days following public announcement that a 20% position has been acquired in the Company (which period may be extended at any time while the rights are still redeemable). So long as the rights are not separately transferable, the Company will issue one right with each new share of common stock issued. The total number of rights outstanding at January 31, 1996 was 11,467,948.

On November 21, 1995, the Company issued 247,883 warrants to purchase Unitrode Common Stock as final settlement of the William Steiner class action lawsuit. The warrants were determined to have a value of $1.5 million at the time of issuance and are combined with additional paid-in-capital on the Company's balance sheet. Each warrant entitles the holder to purchase one share of Unitrode Common Stock at a price of $28.467 per share. The warrants become exercisable on August 21, 1996, and expire on August 21, 1997.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------

REPORT OF MANAGEMENT

The management of Unitrode Corporation is responsible for the preparation of the consolidated financial statements in accordance with generally accepted accounting principles and for the integrity and objectivity of all the financial data included in this annual report. In preparing the financial statements, management makes informed judgments and estimates as to the expected effects of events and transactions currently being reported.

To meet this responsibility, the Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded, and that transactions are properly executed and recorded. The system includes policies and procedures, and reviews by officers of the Company.

The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company's financial statements and the system of internal accounting controls.

The Audit Committee is composed solely of outside directors. The Committee meets periodically and, when appropriate, separately with representatives of the independent accountants and officers of the Company to monitor the activities of each.

Coopers & Lybrand L.L.P., the independent accountants, have been selected by the Board of Directors to examine the Company's financial statements. Their report appears herein.

Cosmo S. Trapani                                    Robert L. Gable
Executive Vice President                            Chairman and Chief Executive
and Chief Financial Officer                         Officer

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Unitrode Corporation:

We have audited the consolidated financial statements and the financial statement schedule of Unitrode Corporation and Consolidated Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitrode Corporation and Consolidated Subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note K to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994.


                                                        Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 28, 1996

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 3, 1996.

Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 3, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 3, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES                                                     PAGE
- ----------------------------------                                                    ------

                  Report of Independent Accountants                                       36

(a) 1.   Financial Statements:

                  Balance Sheets as of January 31, 1996
                  and 1995                                                             18-19

                  Statements of Operations for the Years
                  Ended January 31, 1996, 1995 and 1994                                   20

                  Statements of Cash Flows for the Years
                  Ended January 31, 1996, 1995 and 1994                                   21

                  Statements of Stockholders' Equity for
                  the Years Ended January 31, 1996, 1995
                  and 1994                                                                22

                  Notes to Financial Statements                                        23-34

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


(a) 2.   Financial Statement Schedule:

                  Schedule II - Valuation and Qualifying Accounts                         41

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Individual financial statements of the Registrant have been omitted because consolidated financial statements of the Registrant and all of its subsidiaries are furnished.

(a) 3. List of Exhibits: The exhibits listed below are filed as a part of this report.

Executive Compensation Plans and Arrangements:

              10A           Unitrode Corporation 1983 Stock Option Plan, adopted
                            June 6, 1983, as amended (filed as Exhibit 4F to the
                            Registration Statement on Form S-8 for the
                            Registrant (Registration No. 33-12353) and incorporated herein by reference).

              10B           Unitrode Corporation 1984 Restricted Stock and Cash
                            Bonus Plan (filed as Exhibit 4E to the Registration
                            Statement on Form S-8 for the Registrant
                            (Registration No. 33-12353) and incorporated herein by reference).

              10C           Unitrode Corporation Amended and Restated 1986
                            Non-Employee Director Option Plan adopted January,
                            1986 and amended February, 1992 (filed as Exhibit 4 to the Registration Statement on Form S-8 for the Registrant (Registration No. 33-54544) and incorporated herein by reference).

              10D           Forms of Change of Control Employment Agreements
                            (filed as Exhibit 10K to the Annual Report on Form
                            10-K filed by the Registrant for the fiscal year ended January 31, 1991 and incorporated herein by reference).

              10E           Unitrode Corporation 1992 Employee Stock Option
                            Plan, adopted February 1992 (filed as Exhibit 4 to the Registration Statement on Form S-8 for the Registrant (Registration No. 33-54542) and incorporated herein by reference).

              10F           Corporate Management Fiscal Year 1996 Incentive
                            Bonus Program (filed as Exhibit 10G to the Annual
                            Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1995, and incorporated herein by reference).

              10G           Amendments to the Unitrode Corporation 1992 Employee
                            Stock Option Plan, adopted April, 1995 (filed as
                            Exhibit 10H to the Annual Report on Form 10-K filed
                            by the Registrant for the fiscal year ended January
                            31, 1995, and Exhibit 4.5 to the Registration Statement
                            on Form S-8 for the Registrant (Registration
                            No. 333-00107) and incorporated herein by
                            reference).

              10H           Unitrode Corporation Fiscal Year 1997 Supplementary
                            Compensation Programs.

Other Exhibits:

              3A Articles of Restatement of the Charter of the Registrant and Articles of Amendment to the Charter of the Registrant previously filed and incorporated by reference to Exhibit 3A to the Registrant's Form
                            10-K filed May 1, 1989.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


              3B Articles Supplementary to the Charter of the Registrant, previously filed and incorporated by reference to Exhibits 3(A)(1) and (6) to the Registrant's Form 8-K filed May 4, 1990.

              3C Articles of Amendment to the Charter of the Company, previously filed and incorporated by reference to
                            Exhibit 3B for the Company's Form 10-K filed May 4,
                            1992.

              3D            By-laws of the Company, as amended (filed as Exhibit
                            3C to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1992, and incorporated herein by reference).

              10I           Rights Agreement dated as of May 2, 1990 between the
                            Company and The First National Bank of Boston as
                            Rights Agreement (filed as Exhibit 1 to the
                            Company's Registration Statement on Form 8-A dated
                            May 3, 1990, and incorporated herein by reference).

              10J           Agreement between Micro USPD, Inc. and Unitrode
                            Corporation dated May 28, 1992 (filed as Exhibit 10L to the Annual Report on Form 10-K filed by the Company for the fiscal year ended January 31, 1993 and incorporated herein by reference).

              10K           First Amendment, dated as of April 30, 1993, to the
                            Rights Agreement, dated as of May 2, 1990, between the Company and The First National Bank of Boston, as Rights Agreement (filed as Exhibit 1 to Form
                            8-A/A, Amendment to Registration Statement on Form
                            8-A, dated May 26, 1993, and incorporated herein by reference).

              10L           Agreement among Natel Engineering Company, Inc.,
                            Unitrode Corporation and Powercube Corporation dated
                            June 23, 1994 (filed as Exhibit 2 to Form 8-K dated
                            June 23, 1994, and incorporated herein by reference).

              10M           Agreement between SMC Acquisition Corporation and
                            Unitrode Corporation dated October 11, 1994 (filed as Exhibit 2 to Form 8-K dated October 12, 1994, and incorporated herein by reference).

              10N Credit Agreement dated as of October 20, 1995 between Unitrode Corporation and BayBank.

              10O Warrant Agreement between Unitrode Corporation and the First National Bank of Boston (filed as Exhibit
                            1 to Registration Statement on Form 8-A dated
                            November 2, 1995, and incorporated herein by reference).

              11            Calculation of Primary and Fully Diluted Net Income
                            Per Share.

              21            Subsidiaries of the Registrant.

              23            Consent of Independent Accountants.

              27            Financial Data Schedule.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended January 31, 1996.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 UNITRODE CORPORATION
                                                                 (Registrant)

      April 24, 1996                                             By:  /s/ Robert L. Gable
- -----------------------------                                       -----------------------------------------------
Date                                                             Robert L. Gable, Chairman, Chief Executive Officer
                                                                 and Director (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      April 24, 1996                                            /s/ Peter A. Brooke
- -----------------------------                                   ----------------------------------------------------
Date                                                            Peter A. Brooke, Director

      April 24, 1996                                            /s/ Edward H. Browder
- -----------------------------                                   ----------------------------------------------------
Date                                                            Edward H. Browder, President and Director


      April 24, 1996                                            /s/ Robert L. Gable
- -----------------------------                                   ----------------------------------------------------
Date                                                            Robert L. Gable, Chairman, Chief Executive Officer
                                                                and Director

      April 24, 1996                                            /s/ Arthur L. Goldstein
- -----------------------------                                   ----------------------------------------------------
Date                                                            Arthur L. Goldstein, Director

      April 24, 1996                                            /s/ Kenneth Hecht
- -----------------------------                                   ----------------------------------------------------
Date                                                            Kenneth Hecht, Director

      April 24, 1996                                            /s/ Louis E. Lataif
- -----------------------------                                   ----------------------------------------------------
Date                                                            Louis E. Lataif, Director


      April 24, 1996                                            /s/ Cosmo S. Trapani
- -----------------------------                                   ----------------------------------------------------
Date                                                            Cosmo S. Trapani, Executive Vice President
                                                                and Chief Financial Officer
                                                                (Principal Financial and Accounting Officer)

      April 24, 1996                                            /s/ James T. Vanderslice
- -----------------------------                                   ----------------------------------------------------
Date                                                            James T. Vanderslice, Director

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

- --------------------------------------------------------------------------------


SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
Unitrode Corporation and Consolidated Subsidiaries

FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                       Additions
                                    Balance at         charged to                Net               Balance
                                    beginning          costs and              Additions            at end
Description                         of period          expenses             (Deductions)           of period
- ----------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts

1996                                $  296,510         $199,900             $   (128,606)           $  367,804
                                    ==========         ========             ============            ==========

1995                                $  230,138         $122,890             $    (56,518)(1)        $  296,510
                                    ==========         ========             ============            ==========

1994                                $  152,278         $ 43,000             $     34,860            $  230,138
                                    ==========         ========             ============            ==========


Inventory Reserves

1996                                $1,218,889         $ 25,000              $  (510,892)           $  732,997
                                    ==========         ========              ===========            ==========

1995                                $1,633,258         $772,969              $(1,187,338)(2)        $1,218,889
                                    ==========         ========              ===========            ==========

1994                                $1,692,485         $866,469              $  (925,696)           $1,633,258
                                    ==========         ========              ===========            ==========

(1)    Includes a reduction of $29,700 due to the sale of Powercube Corporation.

(2) Includes reductions of $318,471 and $554,000, respectively, due to the sales of Powercube Corporation and the Micro Networks Division.