Form 10-Q
period 1996-04-27
UNITRODE CORP
filed 1996-06-11
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the quarterly period ended April 27, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from __________ to __________


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
Yes  X   No
    ---     ---

There were 11,490,223 shares of common stock outstanding as of April 27, 1996.

                          Part I. Financial Information

Item 1. Financial Statements

                              Unitrode Corporation
                           Consolidated Balance Sheets

                                       April 27, 1996     January 31, 1996
Assets                                     (Unaudited)
- --------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents              $ 31,251,122         $ 36,228,314
  Short-term investments                    4,358,997                   --
  Accounts receivable, net of
     allowance of $377,708 in April,
     1996 and $367,804 in January, 1996    21,590,562           17,904,537
  Notes receivable                            889,515              884,645
  Inventories:
     Raw materials                          1,641,238            1,698,344
     Work in process                        6,151,201            5,384,901
     Finished goods                         2,500,025            2,888,182
                                         ------------         ------------
       Total inventory                     10,292,464            9,971,427
                                         ------------         ------------

  Deferred income taxes                     4,298,000            4,112,000

  Prepaid expenses and other
    current assets                          2,244,352            2,241,077
                                         ------------         ------------
     Total current assets                  74,925,012           71,342,000
                                         ------------         ------------

Property, plant and equipment, at cost     81,779,101           79,078,555
  Less accumulated depreciation            46,176,736           43,789,869
                                         ------------         ------------
    Property, plant and equipment, net     35,602,365           35,288,686
                                         ------------         ------------
Notes and other receivables, net of
  discount                                  4,143,094            4,341,604
Deferred income taxes                         102,000              102,000
Restricted cash and investments               477,473              437,285
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $1,897,204 in April, 1996 and
   $1,826,203 in January, 1996              2,193,125            2,264,126
Other investments                           2,500,000            1,000,000
Other assets and deferred charges           3,679,356            3,648,505
                                         ------------         ------------
Total assets                             $123,622,425         $118,424,206
                                         ============         ============




The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                           Consolidated Balance Sheets


                                          April 27, 1996     January 31, 1996
Liabilities and Stockholders' Equity          (Unaudited)
- -----------------------------------------------------------------------------
Current liabilities:
  Accounts payable                          $  8,019,843         $  8,401,521
  Income taxes payable                         5,374,474            2,000,229
  Accrued employee compensation and benefits   3,804,170            7,794,635
  Other current liabilities                    6,604,264            5,998,299
                                            ------------         ------------

     Total current liabilities                23,802,751           24,194,684
                                            ------------         ------------

Deferred income taxes                          1,368,000            1,340,000
Other long-term liabilities                      479,194              472,348
                                            ------------         ------------

     Total liabilities                        25,649,945           26,007,032
                                            ------------         ------------
Stockholders' equity:
  Common stock, $.20 par value;
    Authorized - 30,000,000 shares
    Issued - 11,490,223 in April, 1996
         and 11,467,948 in January, 1996       2,298,045            2,293,590
  Additional paid-in capital                  25,825,625           25,582,283
  Retained earnings                           70,100,248           64,838,832
                                            ------------         ------------
                                              98,223,918           92,714,705
  Less:
    Deferred compensation                        251,438              297,531
                                            ------------         ------------

     Total stockholders' equity               97,972,480           92,417,174
                                            ------------         ------------
Total liabilities and
    stockholders' equity                    $123,622,425         $118,424,206
                                            ============         ============












The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

For the three months ended                April 27, 1996   April 29, 1995
- -------------------------------------------------------------------------

Net sales                                    $34,220,537      $25,324,457
Cost of sales                                 16,015,780       12,101,878
                                             -----------      -----------
  Gross profit                                18,204,757       13,222,579
                                             -----------      -----------
Operating expenses:
  Research and development                     4,450,317        3,045,589
  Selling, general and administrative          6,360,811        5,223,393
                                             -----------      -----------
    Total operating expenses                  10,811,128        8,268,982
                                             -----------      -----------
Income from operations                         7,393,629        4,953,597
                                             -----------      -----------
Other income:
  Non-operating expense, net                     (12,500)         (12,958)
  Royalty income                                 694,464          563,013
  Interest income                                432,261          454,385
  Interest expense                               (23,438)         (22,203)
                                             -----------      -----------
    Total other income                         1,090,787          982,237
                                             -----------      -----------
Income before income tax provision             8,484,416        5,935,834
Income tax provision                           3,223,000        2,137,000
                                             -----------      -----------
Net income                                   $ 5,261,416      $ 3,798,834
                                             ===========      ===========
Earnings per common share:
  Net income                                 $       .44      $       .32
                                             ===========      ===========

Average common and common equivalent
  shares outstanding                          11,855,054       12,050,577
                                             ===========      ===========















The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


For the three months ended                               April 27, 1996     April 29, 1995
- ------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                               $ 5,261,416        $ 3,798,834
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                            2,523,952          1,999,568
     Provision for losses on accounts receivable                 10,000              5,100
     Deferred compensation                                       46,093             58,500
     Deferred income taxes                                     (158,000)          (256,000)
     Other, net                                                  (9,166)             3,338
   (Increase) decrease in assets:
     Accounts receivable                                     (3,696,025)        (3,118,325)
     Inventories                                               (321,037)        (1,155,995)
     Prepaid expenses and other current assets                  (74,877)           110,949
   Increase (decrease) in liabilities:
     Accounts payable                                          (381,678)        (1,090,982)
     Income taxes payable                                     3,374,245          2,183,849
     Accrued employee compensation and benefits              (3,990,465)        (1,352,181)
     Other current and long-term liabilities                    612,811            230,459
                                                            -----------        -----------
          Total adjustments                                  (2,064,147)        (2,381,720)
                                                            -----------        -----------
     Net cash provided by operating activities                3,197,269          1,417,114
                                                            -----------        -----------
Cash flows from investing activities:
   Purchase of property, plant and equipment                 (2,726,509)        (1,268,927)
   Repayment of notes receivable                                199,354            194,722
   Proceeds on sale of assets                                    14,108            416,998
   Restricted cash and investments                              (40,188)                 -
   Other investments                                         (1,499,370)            (9,005)
   Maturities of short-term investments                               -         11,001,000
   Purchases of short-term investments                       (4,369,653)        (1,289,427)
   Accrued disposal costs                                             -           (143,834)
                                                            -----------        -----------
     Net cash provided (used) by investing activities        (8,422,258)         8,901,527
                                                            ------------       -----------
Cash flows from financing activities:
   Principal payments on debt                                         -            (57,692)
   Proceeds from exercise of common stock options               247,797            613,034
   Purchase of common stock                                           -        (10,014,375)
                                                            -----------        -----------
     Net cash provided (used) by financing activities           247,797         (9,459,033)
                                                            -----------        -----------
Net increase (decrease) in cash and cash equivalents         (4,977,192)           859,608
Cash and cash equivalents at beginning of period             36,228,314         17,752,008
                                                            -----------        -----------
Cash and cash equivalents at end of period                  $31,251,122        $18,611,616
                                                            ===========        ===========
Supplemental information:
   Interest paid                                            $    19,000        $    24,000
   Income taxes paid, net of tax refunds                         30,000            209,000



The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                 April 27, 1996
                                   (Unaudited)

Note 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 31, 1996.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended April 27, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. Certain amounts for fiscal year 1996 have been reclassified to conform with presentation of similar amounts in fiscal year 1997.

Note 2 - Acquisitions and Dispositions of Assets
- ------------------------------------------------

On February 28, 1996, the Company made an additional $1.5 million investment in GMT Microelectronics Corporation ("GMT") redeemable preferred stock which entitles the Company to favorable pricing terms on specific products. GMT is a foundry in which the Company has a minority investment and has a right to a certain percentage of its capacity.

Note 3 - New Accounting Standards
- ---------------------------------

Effective February 1, 1996, the Company adopted "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The adoption of SFAS No. 121 had no material effect on the Company's financial statements.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued and will require the Company to elect either expense recognition or a disclosure-only alternative for stock-based employee compensation. SFAS 123 must be adopted in the Company's fiscal year 1997 financial statements with comparable disclosures for the prior year. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose pro forma net income and earnings per share in the notes to the financial statements using the fair-value-based method beginning in fiscal year 1997 with comparable disclosures for fiscal year 1996. The Company has not yet determined the impact of these pro forma adjustments to its net income or earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 27, 1996 versus Three Months Ended April 29, 1995

Results of Operations
- ---------------------

Net sales for the quarter ended April 27, 1996 were $34.2 million compared with $25.3 million in the previous year's first quarter, an increase of $8.9 million or 35%. This increase in sales was primarily due to the increase in demand for products in the computer peripherals segment of the electronic data processing markets. Product sales to one of the Company's customers represented approximately 24% and 19% of integrated circuit sales for the first quarter of fiscal years 1997 and 1996, respectively. Approximately 65% of sales in the first quarter were international compared with 63% in the prior year.

Gross profit as a percentage of net sales was 53.2% for the first quarter of fiscal year 1997, an increase of approximately 1 percentage point compared to the same quarter in the prior year. This improvement was primarily due to an increase in the overall average selling prices of the Company's products.

Research and development expenses were 13% of net sales, or $4.5 million, compared with 12%, or $3.0 million, in the prior year. This increase of approximately $1.4 million related primarily to increased staffing and additional product and process development efforts to support opportunities in the Company's markets. Selling, general and administrative expenses as a percentage of net sales decreased approximately 2 percentage points to 19% when compared to the previous year's first quarter. This percentage decrease was primarily due to the increased sales volume.

Royalty income increased by $131,000 principally due to certain lump sum receipts and additional licensees under the Company's agreement with International Rectifier Corporation.

The consolidated effective tax rate for the quarter ended April 27, 1996 was 38.0% compared with 36.0% for the quarter ended April 29, 1995. This increase was due primarily to the absence in fiscal year 1997 of benefits related to tax credits that were present in fiscal year 1996.

Net income was $5.3 million, or $.44 per share, for the first quarter of fiscal year 1997 compared to $3.8 million, or $.32 per share, for the first quarter of fiscal year 1996, an increase of 39%.

Bookings in the first quarter increased 32% or approximately $8.7 million to $36.1 million when compared with the prior year's first quarter. Backlog at April 27, 1996 increased 33% to $39.7 million compared with $29.9 million at April 29, 1995. The book-to-bill ratio for the first quarter was 1.06 compared to 1.08 in the prior year's first quarter. The lower book-to-bill ratio reflects the present tendency in the marketplace of many customers to order in smaller quantities because of greater vendor supply capability and shorter vendor lead times resulting from vendor capacity expansion and slower market growth rates for some computer and communication products.

Financial Condition
- -------------------
Cash and short-term investments at April 27, 1996 decreased by $0.6 million since the beginning of fiscal year 1997. The principal source of cash was $3.2 million from operating activities offset by $2.7 million in capital expenditures and $1.5 million in an additional investment in the redeemable preferred stock of GMT Microelectronics Corporation, ("GMT").

The ratio of current assets to current liabilities improved to 3.15:1 at April 27, 1996 compared with 2.95:1 at January 31, 1996. Working capital of $51.1 million at April 27, 1996 increased by $4.0 million from January 31, 1996. It is anticipated that the Company's operating cash needs for fiscal year 1997, including planned capital expenditures, will be met by internally generated funds and available cash.

The Company currently plans to make approximately $39 million in capital expenditures in fiscal year 1997. It is estimated that $16 million will be spent to support ongoing operations and $23 million will be spent under the Company's wafer fabrication expansion program. This wafer fabrication expansion program is expected to cost approximately $59 million and to be completed over the next several years. Actual expenditures may vary depending on the demand for the Company's products and construction schedules.

On February 28, 1996, the Company made an additional $1.5 million investment in GMT redeemable preferred stock which entitles the Company to favorable pricing terms on specific products.

Accounts receivable at April 27, 1996 increased by $3.7 million from January 31, 1996 primarily due to the higher level of sales. Receivable days sales outstanding were 48 days at April 27, 1996 and January 31, 1996, compared to 53 days at April 29, 1995.

Accrued employee compensation and benefits has decreased by $4.0 million since year-end primarily due to incentive compensation benefit payments relating to fiscal year 1996 performance, such as profit sharing and management, sales and employee bonuses.

New Accounting Standards
- ------------------------
See Note 3 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

Forward-Looking Information
- ---------------------------
The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Results of Operations" and "Financial Condition" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 31, 1996, particularly the information appearing under the heading "Factors Affecting Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report.

                           Part II. Other Information

                              Unitrode Corporation
                                 April 27, 1996

Item 1.     Legal Proceedings
- -----------------------------

            None.

Item 2.     Changes in the Rights of the Company's Security Holders
- -------------------------------------------------------------------

            None.

Item 3.     Defaults upon Senior Securities
- -------------------------------------------

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------

            The Registrant's annual meeting of stockholders was held on June 3, 1996, at which one matter was submitted to a vote of security holders: the election of Louis E. Lataif and James T. Vanderslice as directors of the Registrant, each for a three-year term ending in 1999. As of April 5, 1996, the record date for said meeting, there were outstanding 11,487,723 shares of the Registrant's common stock entitled to vote at the meeting. At such meeting, the holders of 10,578,400 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matter proposed to the stockholders was as follows:

                              Election of Directors
                              ---------------------
                                      For             Withheld or Against
                                      ---             -------------------

            Mr. Lataif              10,502,940              15,460
            Mr. Vanderslice         10,502,340              16,060


Item 5.     Other Information
- -----------------------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
- --------------------------------------------

    (a)     Exhibits
            --------

            Exhibit 11 - Computation of Primary and Fully Diluted Earnings per Share

            Exhibit 27 - Financial Data Schedule

    (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the first quarter of the fiscal year ended January 31, 1997.

                              Unitrode Corporation
                                 April 27, 1996

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          UNITRODE CORPORATION


    June 11, 1996             /s/ Robert L. Gable
- -------------------          --------------------------------
Date                             Chairman and Chief Executive
                                 Officer


    June 11, 1996             /s/ Cosmo S. Trapani
- -------------------          --------------------------------
Date                             Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)