Form 10-Q
period 1996-07-27
UNITRODE CORP
filed 1996-09-10
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended JULY 27, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the transition period from ________ to __________


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

There were 11,538,323 shares of common stock outstanding as of July 27, 1996.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              Unitrode Corporation

                           Consolidated Balance Sheets

                                         July 27, 1996   January 31, 1996
Assets                                     (Unaudited)
- --------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents               $ 37,052,812        $ 36,228,314
  Accounts receivable, net of allowance
     of $367,657 in July, 1996
     and $367,804 in January, 1996          16,183,864          17,904,537
  Notes receivable                             894,446             884,645
  Inventories:
     Raw materials                           1,507,838           1,698,344
     Work in process                         6,708,530           5,384,901
     Finished goods                          3,828,222           2,888,182
                                          ------------        ------------
       Total inventory                      12,044,590           9,971,427
                                          ------------        ------------

  Deferred income taxes                      3,884,000           4,112,000
  Prepaid expenses and other
    current assets                           1,900,940           2,241,077
                                          ------------        ------------

     Total current assets                   71,960,652          71,342,000
                                          ------------        ------------

Property, plant and equipment, at cost      87,139,474          79,078,555
  Less accumulated depreciation             49,088,028          43,789,869
                                          ------------        ------------
    Property, plant and equipment, net      38,051,446          35,288,686
                                          ------------        ------------

Notes and other receivables, net of
  unamortized discount of $66,667 in
  July, 1996 and $78,095 in January, 1996    3,863,328           4,341,604
Deferred income taxes                          254,000             102,000
Restricted cash and investments                579,760             437,285
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $1,968,205 in July, 1996 and
   $1,826,203 in January, 1996               2,122,124           2,264,126
Other investments                            2,500,000           1,000,000
Other assets and deferred charges            3,583,067           3,648,505
                                          ------------        ------------

Total assets                              $122,914,377        $118,424,206
                                          ============        ============








The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                           Consolidated Balance Sheets



                                            July 27, 1996    January 31, 1996
Liabilities and Stockholders' Equity          (Unaudited)
- ------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                            $  7,556,644        $  8,401,521
  Income taxes payable                           1,237,008           2,000,229
  Accrued employee compensation and benefits     3,417,523           7,794,635
  Other current liabilities                      5,704,783           5,998,299
                                              ------------        ------------

     Total current liabilities                  17,915,958          24,194,684
                                              ------------        ------------

Deferred income taxes                            1,314,000           1,340,000
Other long-term liabilities                        595,527             472,348
                                              ------------        ------------

     Total liabilities                          19,825,485          26,007,032
                                              ------------        ------------

Stockholders' equity:
  Common stock, $.20 par value;
    Authorized - 30,000,000 shares
    Issued - 11,538,323 in July, 1996 and
             11,467,948 in January, 1996         2,307,665           2,293,590
  Additional paid-in capital                    26,242,636          25,582,283
  Retained earnings                             74,738,826          64,838,832
                                              ------------        ------------
                                               103,289,127          92,714,705

Less:
  Deferred compensation                            200,235             297,531
                                              ------------        ------------

     Total stockholders' equity                103,088,892          92,417,174
                                              ------------        ------------

Total liabilities and
    stockholders' equity                      $122,914,377        $118,424,206
                                              ============        ============












The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


For the three months ended                  July 27, 1996          July 29, 1995
- --------------------------------------------------------------------------------
Net sales                                     $30,008,588            $28,300,071
Cost of sales                                  14,102,717             13,508,239
                                              -----------            -----------

  Gross profit                                 15,905,871             14,791,832
                                              -----------            -----------

Operating expenses:
  Research and development                      4,029,972              3,440,040
  Selling, general and administrative           5,274,711              5,461,856
                                              -----------            -----------

    Total operating expenses                    9,304,683              8,901,896
                                              -----------            -----------

Income from operations                          6,601,188              5,889,936
                                              -----------            -----------

Other income (expense):
  Royalty income                                  560,690                559,715
  Non-operating income (expense), net              37,748               (144,563)
  Interest income                                 478,095                374,335
  Interest expense                                (23,609)               (21,965)
                                              -----------            -----------

    Total other income                          1,052,924                767,522
                                              -----------            -----------

Income before income tax provision              7,654,112              6,657,458

Income tax provision                            2,947,000              2,483,000
                                              -----------            -----------

Net income                                    $ 4,707,112            $ 4,174,458
                                              ===========            ===========



Earnings per common share:
  Net income                                  $       .40            $       .35
                                              ===========            ===========

Average common and common equivalent
  shares outstanding                           11,837,747             11,814,671
                                              ===========            ===========








The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


For the six months ended                 July 27, 1996      July 29, 1995
- -------------------------------------------------------------------------
Net sales                                 $64,229,125         $53,624,528
Cost of sales                              30,118,497          25,610,117
                                          -----------         -----------

  Gross profit                             34,110,628          28,014,411
                                          -----------         -----------

Operating expenses:
  Research and development                  8,480,289           6,485,629
  Selling, general and administrative      11,635,522          10,685,249
                                          -----------         -----------

    Total operating expenses               20,115,811          17,170,878
                                          -----------         -----------

Income from operations                     13,994,817          10,843,533
                                          -----------         -----------

Other income (expense):
  Royalty income                            1,255,154           1,122,728
  Non-operating income (expense), net          25,248            (157,521)
  Interest income                             910,356             828,720
  Interest expense                            (47,047)            (44,168)
                                          -----------         -----------

    Total other income                      2,143,711           1,749,759
                                          -----------         -----------

Income before income tax provision         16,138,528          12,593,292

Income tax provision                        6,170,000           4,620,000
                                          -----------         -----------

Net income                                $ 9,968,528         $ 7,973,292
                                          ===========         ===========



Earnings per common share:
   Net income                             $       .84         $       .67
                                          ===========         ===========

Average common and common equivalent
  shares outstanding                       11,846,401          11,932,624
                                          ===========         ===========









The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                Consolidated Statements of Cash Flows (Unaudited)

For the six months ended                                  July 27, 1996      July 29, 1995
- ------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                               $ 9,968,528         $ 7,973,292
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                            5,534,148           4,105,648
     Deferred compensation                                       76,671             113,437
     Deferred income taxes                                       50,000            (215,000)
     Other, net                                                 152,216             159,928
     (Increase) decrease in assets:
       Accounts receivable                                    1,710,673          (3,375,722)
       Inventories                                           (2,073,163)           (867,053)
       Other current and long-term assets                       200,617              19,779
     Increase (decrease) in liabilities:
       Accounts payable                                        (844,877)         (1,214,098)
       Income taxes payable                                    (763,221)            280,892
       Accrued employee compensation and benefits            (4,377,112)            290,336
       Other current and long-term liabilities                 (170,337)           (357,280)
                                                            -----------         -----------
          Total adjustments                                    (504,385)         (1,059,133)
                                                            -----------         -----------
       Net cash provided by operating activities              9,464,143           6,914,159
                                                            -----------         -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                 (8,161,994)         (3,099,199)
   Proceeds on sale of assets                                    84,383             419,449
   Repayment of notes receivable                                479,903             470,579
   Restricted cash and investments                             (142,475)                  -
   Other investments                                         (1,501,528)            (85,331)
   Accrued disposal costs                                             -             (93,762)
   Maturities of short-term investments                       4,345,200          14,200,750
   Purchases of short-term investments                       (4,369,653)         (1,289,427)
                                                            -----------         -----------
       Net cash provided (used) by investing activities      (9,266,164)         10,523,059
                                                            -----------         -----------

Cash flows from financing activities:
   Principal payments on debt                                         -            (115,384)
   Proceeds from exercise of common stock options               719,131             765,837
   Purchase of common stock                                     (92,612)        (10,025,275)
                                                            -----------         -----------
       Net cash provided (used) by financing activities         626,519          (9,374,822)
                                                            -----------         -----------

Net increase in cash and cash equivalents                       824,498           8,062,396
Cash and cash equivalents at beginning of period             36,228,314          17,752,008
                                                            -----------         -----------
Cash and cash equivalents at end of period                  $37,052,812         $25,814,404
                                                            ===========         ===========

Supplemental information:
     Interest paid                                          $    43,000         $    46,000
     Income taxes paid, net of tax refunds                    6,894,000           4,554,000




The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                  July 27, 1996
                                   (Unaudited)


Note 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K of Unitrode Corporation (the "Company") for the year ended January 31, 1996.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 27, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. Certain amounts for fiscal year 1996 have been reclassified to conform with presentation of similar amounts in fiscal year 1997.


Note 2 - New Accounting Standards
- ---------------------------------

Effective February 1, 1996, the Company adopted "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The adoption of SFAS No. 121 had no material effect on the Company's financial statements.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued and will require the Company to elect either expense recognition or a disclosure-only alternative for stock-based employee compensation. SFAS No. 123 must be adopted in the Company's fiscal year 1997 financial statements with comparable disclosures for the prior year. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose pro forma net income and earnings per share in the notes to the financial statements using the fair-value-based method beginning in fiscal year 1997 with comparable disclosures for fiscal year 1996. The Company has not yet determined the impact of these pro forma adjustments to its net income or earnings per share.


Note 3 - Acquisitions and Dispositions of Assets
- ------------------------------------------------

On February 28, 1996, the Company made an additional $1.5 million investment in GMT Microelectronics Corporation ("GMT") redeemable preferred stock. GMT is a foundry in which the Company has a minority investment and has a right to a certain percentage of its capacity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended July 27, 1996 versus Three Months Ended July 29, 1995

Net sales for the quarter ended July 27, 1996 were $30.0 million compared with $28.3 million in the previous year's second quarter, an increase of $1.7 million or 6%. This increase in sales was primarily due to the increase in demand for products in the computer peripherals segment of the electronic data processing markets. Product sales to one of the Company's customers represented approximately 28% and 22% of sales for the second quarter of fiscal years 1997 and 1996, respectively. Approximately 66% of sales in the second quarter were international compared with 60% in the prior year.

Gross profit as a percentage of net sales was 53.0% for the second quarter of fiscal year 1997, an increase of approximately one percentage point compared to the same quarter in the prior year. This improvement was primarily due to favorable product mix increasing the overall average selling prices.

Research and development expenses were 13% of net sales, or $4.0 million, compared with 12%, or $3.4 million, in the prior year. This increase of approximately $0.6 million related primarily to increased staffing and additional product and process development efforts to support opportunities in the Company's markets. Selling, general and administrative expenses were 18% of net sales, or $5.3 million, compared with 19%, or $5.5 million, in the previous year's second quarter. This percentage decrease was due primarily to the increased sales volume.

The consolidated effective tax rate for the quarter ended July 27, 1996 was 38.5% compared with 37.3% for the quarter ended July 29, 1995. This increase was due primarily to the absence in fiscal year 1997 of benefits related to tax credits that were available in fiscal year 1996.

Net income was $4.7 million, or $.40 per share, for the second quarter of fiscal year 1997 compared to $4.2 million, or $.35 per share, for the second quarter of fiscal year 1996, an increase of 13%.

Bookings in the second quarter decreased 7%, or approximately $2.1 million to $29.1 million as compared with the prior year's second quarter. Backlog at July 27, 1996 increased 18% to $38.7 million compared with $32.9 million at July 29, 1995, but decreased 2.5%, or $1.0 million, as compared with the previous quarter. The book-to-bill ratio for the second quarter was .97 compared to 1.10 in the prior year's second quarter. The decrease in bookings and the lower book-to-bill ratio reflect the current conditions in the marketplace such as smaller quantity orders due to sufficient customer inventories, shorter order lead times due to expanded vendor capacity and slower market growth rates for certain computer and communication products.

- ---------------------

Six Months Ended July 27, 1996 versus Six Months Ended July 29, 1995

Net sales for the six months ended July 27, 1996 were $64.2 million, an increase of 20%, compared with $53.6 million in the prior year's first six months. This sale increase was primarily due to the increase in demand for products in the computer peripherals segment of the electronic data processing markets. Product sales to one of the Company's customers represented approximately 26% and 21% of sales for the six months ended July 27, 1996 and July 29, 1995, respectively. International sales accounted for approximately 65% of total sales for the six months ended July 27, 1996 compared to 61% for the six months ended July 29, 1995.

Gross profit as a percentage of net sales increased by almost one percentage point to 53.1%, compared with the prior year. This improvement was primarily due to favorable product mix increasing the overall average selling prices.

Research and development expenses were approximately 13% of net sales for the first six months of fiscal year 1997 compared with approximately 12% in fiscal year 1996. This increase of approximately $2.0 million relates primarily to increased staffing and additional product and process development efforts to support opportunities in the Company's markets. Selling, general and administrative expenses were approximately 18% of net sales for the six months ended July 27, 1996 compared to 20% for the six months ended July 29, 1995. The percentage decrease was principally due to the increased sales volume.

Royalty income increased by $132,000 principally due to certain lump sum receipts and additional licensees under the Company's agreement with International Rectifier Corporation.

The consolidated effective tax rate for the six months ended July 27, 1996 was 38.2% compared with 36.7% for the six months ended July 29, 1995. This increase was due primarily to the absence in fiscal year 1997 of benefits related to tax credits that were available in fiscal year 1996.

Net income for the six months ended July 27, 1996 was $10.0 million, or $.84 per share, compared with $8.0 million, or $.67 per share, in the prior fiscal year, an increase of 25%.

Bookings for the first six months of fiscal year 1997 were approximately $65.2 million which represents an increase of 11%, or $6.6 million, from the comparable period in the prior year. New orders increased primarily due to the growth of the electronic data processing market during the first quarter, although partially offset by a slower market growth rate in the second quarter. The book-to-bill ratio for the six months ended July 27, 1996 was 1.02 compared to 1.09 in the prior year.

FINANCIAL CONDITION
- -------------------

Cash and cash equivalents at July 27, 1996 increased by $0.8 million since the beginning of fiscal year 1997. The principal sources of cash were $9.5 million from operating activities and $0.7 million in proceeds from exercises of employee stock options under the Company's Stock Option Plans. The principal uses of cash were $8.2 million in capital expenditures and a $1.5 million investment in the redeemable preferred stock of GMT Microelectronics Corporation, a wafer fabrication foundry utilized by the Company in which the Company maintains a minority interest.

The ratio of current assets to current liabilities improved to 4.02:1 at July 27, 1996 compared with 2.95:1 at January 31, 1996. Working capital of $54.0 million at July 27, 1996 increased by $6.9 million from January 31, 1996. It is anticipated that the Company's cash needs for fiscal year 1997, including planned capital expenditures, will be met by internally generated funds and available cash.

The Company has begun a new wafer fabrication expansion program which is expected to be completed in various phases over the next several years at a cost of approximately $59 million. The initial phase is currently expected to cost approximately $40 million. Actual timing of expenditures may vary depending on the demand for the Company's products and costs for construction and equipment. In fiscal year 1997, the Company expects to spend a total of approximately $28 million in capital expenditures consisting of $11 million to support ongoing operations and $17 million under the Company's wafer fabrication expansion program.

Accounts receivable at July 27, 1996 decreased by $1.7 million from January 31, 1996 to $16.2 million. Receivable day sales outstanding were 50 days at July 27, 1996 compared to 48 days at January 31, 1996. Inventory has increased by $2.1 million since January 31, 1996 to accommodate current market conditions such as shorter customer order lead times.

Accrued employee compensation and benefits has decreased by $4.4 million since year-end primarily due to incentive compensation benefit payments relating to fiscal year 1996 performance, such as profit sharing and management, sales and employee bonuses.

NEW ACCOUNTING STANDARDS
- ------------------------

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

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

                           PART II. OTHER INFORMATION
                              Unitrode Corporation
                                  July 27, 1996

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

None.

Item 3.  Defaults upon Senior Securities
- ----------------------------------------

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------


The Registrant's annual meeting of stockholders was held on June 3, 1996, at which one matter was submitted to a vote of security holders: the election of Louis E. Lataif and James T. Vanderslice as directors of the Registrant, each for a three-year term ending in 1999. As of April 5, 1996, the record date for said meeting, there were outstanding 11,487,723 shares of the Registrant's common stock entitled to vote at the meeting. At such meeting, the holders of 10,518,400 shares were represented in person or by proxy, constituting a quorum.
At such meeting, the vote with respect to the matter proposed to the stockholders was as follows:

      Election of Directors:
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

None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      (a)   Exhibits
            --------

            Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
                         Share
            Exhibit 27 - Financial Data Schedule

      (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the second quarter of the fiscal year ended January 31, 1997.

                              Unitrode Corporation
                                  July 27, 1996

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNITRODE CORPORATION



September 10, 1996                      /s/ Robert L. Gable
- ------------------                      ------------------------------------
Date                                    Robert L. Gable
                                        Chairman and Chief Executive Officer


September 10, 1996                      /s/ Cosmo S. Trapani
- ------------------                      ------------------------------------
Date                                    Cosmo S. Trapani
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)