Form 10-Q
period 1996-10-26
UNITRODE CORP
filed 1996-12-09
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 26, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

There were 11,555,473 shares of common stock outstanding as of October 26, 1996.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              Unitrode Corporation

                           Consolidated Balance Sheets
                                                 October 26, 1996 January 31, 1996
Assets                                             (Unaudited)
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                        $ 42,658,496     $ 36,228,314
  Accounts receivable, net of allowance
     of $368,977 in October, 1996
     and $367,804 in January, 1996                   15,946,034       17,904,537
  Notes receivable                                      899,447          884,645
  Inventories:
     Raw materials                                    1,545,063        1,698,344
     Work in process                                  6,684,416        5,384,901
     Finished goods                                   3,556,903        2,888,182
                                                   ------------     ------------
       Total inventory                               11,786,382        9,971,427
                                                   ------------     ------------

  Deferred income taxes                               3,501,000        4,112,000

  Prepaid expenses and other
    current assets                                    2,099,457        2,241,077
                                                   ------------     ------------

     Total current assets                            76,890,816       71,342,000
                                                   ------------     ------------

Property, plant and equipment, at cost               92,678,010       79,078,555
  Less accumulated depreciation                      51,757,012       43,789,869
                                                   ------------     ------------
    Property, plant and equipment, net               40,920,998       35,288,686
                                                   ------------     ------------

Notes and other receivables, net of
  unamortized discount of $60,952 in
  October, 1996 and $78,095 in
  January, 1996                                       3,662,283        4,341,604
Deferred income taxes                                   321,000          102,000
Restricted cash and investments                         645,847          437,285
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,039,206 in October, 1996 and
   $1,826,203 in January, 1996                        2,051,123        2,264,126
Other investments                                     2,500,000        1,000,000
Other assets                                          3,054,023        3,648,505
                                                   ------------     ------------

Total assets                                       $130,046,090     $118,424,206
                                                   ============     ============


    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                           Consolidated Balance Sheets
                                                  October 26, 1996  January 31, 1996
Liabilities and Stockholders' Equity                 (Unaudited)
------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                  $  6,415,792      $  8,401,521
  Income taxes payable                                 3,020,573         2,000,229
  Accrued employee compensation and benefits           4,114,857         7,794,635
  Other current liabilities                            6,538,349         5,998,299
                                                    ------------      ------------

     Total current liabilities                        20,089,571        24,194,684
                                                    ------------      ------------

Deferred income taxes                                  1,300,000         1,340,000
Other long-term liabilities                              626,111           472,348
                                                    ------------      ------------

     Total liabilities                                22,015,682        26,007,032
                                                    ------------      ------------

Stockholders' equity:
  Common stock, $.20 par value;
    Authorized - 30,000,000 shares
    Issued - 11,555,473 in October, 1996 and
             11,467,948 in January, 1996               2,311,095         2,293,590
  Additional paid-in capital                          26,341,626        25,582,283
  Retained earnings                                   79,531,874        64,838,832
                                                    ------------      ------------
                                                     108,184,595        92,714,705

  Less:
    Deferred compensation                                154,187           297,531
                                                    ------------      ------------

     Total stockholders' equity                      108,030,408        92,417,174
                                                    ------------      ------------

Total liabilities and
    stockholders' equity                            $130,046,090      $118,424,206
                                                    ============      ============


    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


For the three months ended                     October 26, 1996  October 28, 1995
---------------------------------------------------------------------------------
Net sales                                        $32,074,698        $29,427,264
Cost of sales                                     15,229,237         14,023,335
                                                 -----------        -----------

  Gross profit                                    16,845,461         15,403,929
                                                 -----------        -----------

Operating expenses:
  Research and development                         4,266,775          3,842,443
  Selling, general and administrative              5,534,090          5,559,844
                                                 -----------        -----------

    Total operating expenses                       9,800,865          9,402,287
                                                 -----------        -----------

Income from operations                             7,044,596          6,001,642
                                                 -----------        -----------

Other income (expense):
  Royalty income                                     832,030            689,153
  Non-operating income (expense), net               (254,430)           102,951
  Interest income                                    496,642            405,172
  Interest expense                                   (24,479)           (21,274)
                                                 -----------        -----------

    Total other income                             1,049,763          1,176,002
                                                 -----------        -----------

Income before income tax provision                 8,094,359          7,177,644

Income tax provision                               3,109,000          2,634,000
                                                 -----------        -----------

Net income                                       $ 4,985,359        $ 4,543,644
                                                 ===========        ===========



Earnings per common share:
  Net income                                     $       .42        $       .38
                                                 ===========        ===========

Average common and common equivalent
  shares outstanding                              11,775,319         11,897,040
                                                  ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                                  Unitrode Corporation

                           Consolidated Statements of Operations
                                     (Unaudited)

For the nine months ended                     October 26, 1996   October 28, 1995
---------------------------------------------------------------------------------
Net sales                                        $96,303,823        $83,051,792
Cost of sales                                     45,347,734         39,633,452
                                                 -----------        -----------

  Gross profit                                    50,956,089         43,418,340
                                                 -----------        -----------

Operating expenses:
  Research and development                        12,747,064         10,328,072
  Selling, general and administrative             17,169,612         16,245,093
                                                 -----------        -----------

    Total operating expenses                      29,916,676         26,573,165
                                                 -----------        -----------

Income from operations                            21,039,413         16,845,175
                                                 -----------        -----------

Other income (expense):
  Royalty income                                   2,087,184          1,811,881
  Non-operating expense, net                        (229,182)           (54,570)
  Interest income                                  1,406,998          1,233,892
  Interest expense                                   (71,526)           (65,442)
                                                 -----------        -----------

    Total other income                             3,193,474          2,925,761
                                                 -----------        -----------

Income before income tax provision                24,232,887         19,770,936


Income tax provision                               9,279,000          7,254,000
                                                 -----------        -----------

Net income                                       $14,953,887        $12,516,936
                                                 ===========        ===========


Earnings per common share:
 Net income                                      $      1.26        $      1.05
                                                 ===========        ===========

Average common and common equivalent
  shares outstanding                              11,822,707         11,920,763
                                                  ==========         ==========

    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation

                         Consolidated Statements of Cash Flows
                                      (Unaudited)

For the nine months ended                              October 26, 1996   October 28, 1995
------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                            $ 14,953,887       $ 12,516,936
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                          8,402,705          6,451,370
     Deferred compensation                                    102,094            159,531
     Deferred income taxes                                    352,000            (32,000)
     Other, net                                               336,213            158,919
    (Increase) decrease in assets:
       Accounts receivable                                  1,968,503         (5,077,605)
       Inventories                                         (1,814,955)        (1,647,169)
       Other current and long-term assets                     103,875         (1,587,874)
     Increase (decrease) in liabilities:
       Accounts payable                                    (1,985,729)           952,083
       Income taxes payable                                 1,020,344           (113,514)
       Accrued employee compensation and benefits          (3,679,778)         1,874,120
       Other current and long-term liabilities                693,813            290,474
                                                         ------------       ------------
         Total adjustments                                  5,499,085          1,428,335
                                                         ------------       ------------
     Net cash provided by operating activities             20,452,972         13,945,271
                                                         ------------       ------------
Cash flows from investing activities:
   Purchase of property, plant and equipment              (13,788,981)        (6,238,220)
   Proceeds on sale of assets                                 261,819            419,449
   Repayment of notes receivable                              681,662            667,588
   Restricted cash and investments                           (208,562)                --
   Other investments                                       (1,501,528)           (84,581)
   Accrued disposal costs                                          --           (245,617)
   Maturities of short-term investments                     4,345,200         14,200,750
   Purchases of short-term investments                     (4,369,653)        (1,289,427)
                                                         ------------       ------------
     Net cash provided (used) by investing activities     (14,580,043)         7,429,942
                                                         ------------       ------------
Cash flows from financing activities:
   Principal payments on debt                                      --           (173,077)
   Proceeds from exercise of common stock options             907,443            911,682
   Purchase of common stock                                  (350,190)       (10,025,275)
                                                         ------------       ------------
     Net cash provided (used) by financing activities         557,253         (9,286,670)
                                                         ------------       ------------

Net increase in cash and cash equivalents                   6,430,182         12,088,543
Cash and cash equivalents at beginning of period           36,228,314         17,752,008
                                                         ------------       ------------
Cash and cash equivalents at end of period               $ 42,658,496       $ 29,840,551
                                                         ============       ============

Supplemental information:
   Interest paid                                         $     67,000       $     68,000
   Income taxes paid, net of tax refunds                    7,904,000          7,400,000


    The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                October 26, 1996
                                   (Unaudited)


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 26, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. Certain amounts for fiscal year 1996 have been reclassified to conform with presentation of similar amounts in fiscal year 1997.


NOTE 2 - NEW ACCOUNTING STANDARDS
---------------------------------

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


NOTE 3 - ACQUISITIONS AND DISPOSITIONS OF ASSETS
------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Three Months Ended October 26, 1996 versus Three Months Ended October 28, 1995

Net sales for the quarter ended October 26, 1996 increased $2.6 million, or 9%, to $32.1 million when compared to the previous year's third quarter. This increase in sales was primarily due to the increase in demand for products in the computer peripherals segment of the electronic data processing markets. Product sales to one of the Company's customers represented approximately 33% and 23% of sales for the third quarter of fiscal years 1997 and 1996, respectively. Approximately 74% of sales in the third quarter were international compared with 64% in the prior year.

Gross profit as a percentage of net sales was 52.5% for the third quarter of fiscal year 1997 compared to 52.3% for the same quarter in the prior year.

Research and development expenses were approximately 13% of net sales in the third quarters of both fiscal years 1997 and 1996. Selling, general and administrative expenses were 17% of net sales, or $5.5 million, compared with 19%, or $5.6 million, in the previous year's third quarter. This percentage decrease was primarily due to the Company controlling costs while sales volume increased.

The consolidated effective tax rate for the quarter ended October 26, 1996 was 38.4% compared with 36.7% for the quarter ended October 28, 1995. This increase was due primarily to the absence in fiscal year 1997 of benefits related to tax credits and deferred tax assets that were available in fiscal year 1996.

Net income was $5.0 million, or $.42 per share, in the third quarter of fiscal year 1997 compared to $4.5 million, or $.38 per share, in the third quarter of fiscal year 1996, an increase of 10%.

Bookings in the third quarter decreased 1%, or approximately $0.4 million to $32.1 million as compared with the prior year's third quarter. Backlog at October 26, 1996 increased 8% to $38.7 million compared with $36.0 million at October 28, 1995, and remained level with the previous quarter. The book-to-bill ratio for the third quarter was 1.00 compared to 1.10 in the prior year's third quarter. The decrease in bookings and the lower book-to-bill ratio reflect current conditions in the marketplace, such as smaller quantity orders due to sufficient customer inventories, shorter order lead times due to expanded vendor capacity, and slower market growth rates for certain computer and communication products.

Nine Months Ended October 26, 1996 versus Nine Months Ended October 28, 1995

Net sales for the nine months ended October 26, 1996 were $96.3 million, an increase of 16%, compared with $83.1 million in the prior year's first nine months. This sales increase was primarily due to the increase in demand for products in the computer peripherals segment of the electronic data processing markets. Product sales to one of the Company's customers represented approximately 28% and 21% of sales for the nine months ended October 26, 1996 and October 28, 1995, respectively. International sales accounted for approximately 68% of total sales for the nine months ended October 26, 1996 compared to 62% for the nine months ended October 28, 1995.

---------------------

Gross profit as a percentage of net sales was 52.9% for the nine months ended October 26, 1996, compared with 52.3% for the prior year. This improvement was primarily due to favorable product mix increasing the overall average selling prices.

Research and development expenses were approximately 13% of net sales for the first nine months of fiscal year 1997 compared with approximately 12% in fiscal year 1996. This increase of $2.4 million relates primarily to increased staffing and additional product and process development efforts to support opportunities in the Company's markets. Selling, general and administrative expenses were approximately 18% of net sales for the nine months ended October 26, 1996 compared to approximately 20% for the nine months ended October 28, 1995. The percentage decrease was principally due to the Company controlling costs while sales volume increased.

The consolidated effective tax rate for the nine months ended October 26, 1996 was 38.3% compared with 36.7% for the nine months ended October 28, 1995. This increase was due primarily to the absence in fiscal year 1997 of benefits related to tax credits and deferred tax assets that were available in fiscal year 1996.

Net income for the nine months ended October 26, 1996 was $15.0 million, or $1.26 per share, compared with $12.5 million, or $1.05 per share, in the prior fiscal year, an increase of 19%.

Bookings for the first nine months of fiscal year 1997 were approximately $97.3 million which represents an increase of 7%, or $6.3 million, from the comparable period in the prior year. New orders increased primarily due to the growth of the electronic data processing market during the first quarter, although partially offset by lower bookings in the second and third quarters. The book-to-bill ratio for the nine months ended October 26, 1996 was 1.01 compared to 1.10 in the prior year.

FINANCIAL CONDITION
-------------------

Cash and cash equivalents at October 26, 1996 increased by $6.4 million since the beginning of fiscal year 1997. The principal sources of cash were $20.5 million from operating activities and $0.9 million in proceeds from exercises of employee stock options under the Company's Stock Option Plans. The principal uses of cash were $13.8 million in capital expenditures and a $1.5 million investment in the redeemable preferred stock of GMT Microelectronics Corporation, a wafer fabrication foundry in which the Company maintains a minority interest.

The ratio of current assets to current liabilities improved to 3.83:1 at October 26, 1996 compared with 2.95:1 at January 31, 1996. Working capital of $56.8 million at October 26, 1996 increased by $9.7 million from January 31, 1996. It is anticipated that the Company's cash needs for fiscal year 1997, including planned capital expenditures, will be met by internally generated funds and available cash.

-------------------

The Company has begun a new wafer fabrication expansion program which is expected to be completed in various phases over the next several years at a cost of approximately $59 million. The initial phase is currently expected to cost approximately $40 million. Actual timing of expenditures may vary depending on the demand for the Company's products and costs for construction and equipment. In fiscal year 1997, the Company expects to spend a total of approximately $22 million in capital expenditures consisting of $8 million to support ongoing operations and $14 million under the Company's wafer fabrication expansion program.

Accounts receivable at October 26, 1996 decreased by $2.0 million from January 31, 1996 to $15.9 million. Receivable day sales outstanding were 49 days at October 26, 1996 compared to 48 days at January 31, 1996. Inventory has increased by $1.8 million since January 31, 1996.

Accrued employee compensation and benefits has decreased by $3.7 million since year-end primarily due to incentive compensation benefit payments relating to fiscal year 1996 performance, such as profit sharing awards and management, sales and employee bonuses.

The Board of Directors of the Corporation had previously authorized the repurchase of 4,000,000 shares of its common stock of which 3,425,300 shares were repurchased at a cost of $38.4 million, or an average price of $11.22 per share. Effective October 23, 1996, the Board of Directors rescinded the authorization to repurchase the remaining 574,700 shares.

NEW ACCOUNTING STANDARDS
------------------------

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

FORWARD-LOOKING INFORMATION
---------------------------

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

                           PART II. OTHER INFORMATION
                              Unitrode Corporation
                                October 26, 1996


Item 1. Legal Proceedings
-------------------------

None.


Item 2. Changes in the Rights of the Company's Security Holders
---------------------------------------------------------------

None.

Item 3. Defaults upon Senior Securities
---------------------------------------

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

       (a) Exhibits

           Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
                        Share

           Exhibit 27 - Financial Data Schedule

       (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the third quarter of the fiscal year ended January 31, 1997.

                              Unitrode Corporation
                                October 26, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITRODE CORPORATION



    December 6, 1996                /s/ Robert L. Gable
--------------------                -------------------------------------
Date                                Robert L. Gable
                                    Chairman, and Chief Executive Officer



    December 6, 1996                /s/ Cosmo S. Trapani
--------------------                -------------------------------------
Date                                Cosmo S. Trapani
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)