Form 10-K405
period 1997-01-31
UNITRODE CORP
filed 1997-04-24
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to
                                   -------  -------

Commission File Number 1-5609

                              UNITRODE CORPORATION
             (Exact name of registrant as specified in its charter)


               MARYLAND                                04-2271186
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)

7 CONTINENTAL BOULEVARD, MERRIMACK, NEW HAMPSHIRE      03054
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of April 4, 1997, was $404,926,419. As of April 4, 1997 there were 11,710,174 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain portions of the information from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 2, 1997.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

PART I.

ITEM 1. BUSINESS

General  Development of the Business
------------------------------------

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


Financial Information about Industry Segments
---------------------------------------------

The Company and its subsidiaries operate within a single industry segment, the manufacture and sale of electronic components, and have various product categories within that one segment.

Description of the Business
---------------------------

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

Worldwide merchant sales of analog ICs were estimated at approximately $17 billion in calendar year 1996, or approximately 15% of the total integrated circuit market, according to World Semiconductor Trade Statistics, Inc. The Company estimates that its served available market, the portion of the market in which its products directly compete, is about $1.6 billion. The Company's share of this market is estimated at about 8.4%.

The Company believes that the analog/linear integrated circuit market offers certain advantages compared to the digital market. The life cycles of products in the analog integrated circuit market tend to be longer and customer pricing is less volatile than the digital market. The capital requirements for the analog/linear IC business are lower than those in the digital IC area. In addition, foreign competition to date has been less interested in the analog/linear IC business because the products address smaller markets. Unlike products in the digital market, the value in the product is usually the result of

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

design innovation utilizing a variety of manufacturing process technologies to address specific customer applications, many of which are in so-called "niche" markets.

PRODUCTS AND MARKETS

Advancements in digital processing, such as requirements for lower power and higher operating frequencies, are driving innovation in analog/linear circuitry. Another significant trend in the marketplace is the need to reduce the size and weight of components, particularly for portable and hand-held applications where these features are critical. As a result, more and more functions are designed onto a single chip, requiring both advancements in design and improvements in process technology.

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

The Company's major product categories and their functions are:

POWER MANAGEMENT (about 40% of sales): These circuits are used in switching power supplies (either AC/DC or DC/DC) to modulate, amplify, or regulate current or voltages, or to protect other circuitry from irregular, spurious, or erroneous signals. Examples of such products are current-mode pulse-width modulators (PWMs), resonant-mode ICs, power factor pre-regulator ICs, phase shifted PWMs, power driver circuits, and battery charger ICs. Using these advanced control ICs, a customer can design a power supply that is smaller and more efficient, critical attributes of today's power supply applications.

MOTOR CONTROL (about 34% of sales): These ICs are designed to control the position, speed, braking, and power consumption of small, fractional-horsepower DC electric motors, such as servo, stepper and DC brushless motors. These products combine logic with the power output required to control varied loads. Also included in this product family are full-bridge power amplifiers which serve as voice-coil driver ICs used predominantly for precise positioning applications, such as that required in high-density disk drive heads.

DATA TRANSMISSION/INTERFACE (about 26% of sales): Interface circuits transfer data signals between or within (an) electronic system(s). These circuits are used as drivers and receivers in high-speed data transmission, as well as for active termination. The Company's largest product line in this family is used principally to provide active termination for 18 and 9 lines of data transmission in small computer systems interface (SCSI) applications. Mixing and matching the 18- and 9-line terminators allow designers flexibility in terminating wide-SCSI busses with 18 and 27 lines. In fiscal year 1997, the Company introduced a technically advanced family of 27-line, fast/wide-SCSI circuits which operate at data rates up to 40 megabytes per second and low voltage differential terminators to meet new ULTRA SCSI requirements.

These products serve a broad range of markets including the EDP/computer, telecommunications, industrial control and instrumentation, defense/aerospace, and automotive. The following table identifies the typical user applications by market:

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



          MARKET                                USER APPLICATION

    EDP/Computer                            Mainframes
                                            Desktop & Notebook PCs
                                            Terminals
                                            Printers
                                            Disk Drives, Tape Drives, & RAIDS
                                            Plotters
                                            Battery Chargers/Monitors
                                            Wireless Data Transmission
                                            Portable Computers

    Telecommunications                      Switching Stations
                                            Routers & Hubs
                                            Terminal Servers
                                            Modems/Fax Machines
                                            Cellular Phones
                                            Global Positioning Systems
                                            Battery Chargers/Monitors

    Industrial Control                      HVAC
    & Instrumentation                       Robotics
                                            Utility Equipment
                                            Portable Instruments
                                            Factory Automation
                                            Video Displays
                                            Energy Management
                                            Lighting Systems
                                            Sensors

    Defense/Aerospace                       Satellites
                                            Aircraft Controls
                                            Advanced Weapons
                                            Missile Systems
                                            Displays

    Automotive                              High Intensity Lighting
                                            Airbags
                                            Dashboard Displays


SALES AND DISTRIBUTION

Unitrode's products are sold worldwide by its sales force and through a network of independent sales representatives and distributors. The Company has about 8,200 end customers. About 74% of sales are either through its direct sales force or manufacturer's representatives, and the remaining 26% is through distribution networks.

The Company has three field sales offices to serve selected geographical areas in North America and also has agreements with seven distributors in North America who maintain more than 230 branch locations. Field application engineers are employed to work closely with customers to solve design problems and to anticipate future product directions.

For the year ended January 31, 1997, international sales represented 69% of sales. International sales are conducted through five sales offices, located in England, Germany, Hong Kong, Italy, and Singapore. The Company also has agreements with distributors or sales representatives for locations throughout Europe, Asia, Japan, South America, Australia, New Zealand, and the Middle East.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

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

CUSTOMERS

The Company's customer base is comprised of merchant manufacturers, electronics distributors, and customers with captive manufacturing operations. The captive manufacturers use the Company's products as integral components of their equipment and systems. In certain cases, product is sold to a subcontract-assembly company specified by the captive manufacturer. The merchant manufacturers typically function as original equipment manufacturers (OEMs) as well as suppliers of sub-systems to other OEMs. About 60% of sales are to customers with applications in the electronic data processing (EDP) market and about 19% are to customers in industrial markets. Revenues from product sales to one of these accounts, Western Digital Corporation, represented approximately 31%, 25% and 22% of sales in fiscal years 1997, 1996 and 1995, respectively. The loss of this customer would have a material adverse effect upon the Company.

The Company has no material contracts with the United States Government.

BACKLOG

The Company's backlog was approximately $40.6 million on January 31, 1997, all of which is expected to be shipped within the current fiscal year. Backlog at January 31, 1996 was approximately $37.7 million. The Company recognizes backlog as orders for product, from an end customer or distributor, that have a specific schedule for delivery within the ensuing twelve months. While annual purchase agreements are common in the industry, the Company does not recognize such agreements as backlog.

MANUFACTURING

In 1981, the Company purchased a manufacturing facility in Merrimack, New Hampshire ("Merrimack"), and converted it for IC wafer fabrication. Since that time, the original building has been expanded several times and upgraded to satisfy the need for increased capacity and additional process technologies, including class-10 lithography capability, as well as to meet requirements for quality and product reliability.

As of January 1997, the Company's major wafer fabrication process technologies included standard and enhanced bipolar, bipolar-CMOS (BiCMOS), and bipolar-CMOS-DMOS (BCDMOS). The majority of the bipolar processing takes place at the Company's Merrimack facility, and all of the BiCMOS and BCDMOS processing occurs at GMT Microelectronics Corporation ("GMT"), an independent foundry in which the Company has a minority investment. (See Note I to the Company's consolidated financial statements included in Part II, Item 8 hereof). The Company's bipolar processes are ideal for both precision analog circuits and power management functions. The BiCMOS process is well-suited for high density linear designs, especially where speed and lower power consumption are of primary importance. The BCDMOS process offers all of the advantages of BiCMOS and, with the addition of lateral DMOS devices, accommodates designs requiring higher current and voltage. Each of the three major fabrication technologies has numerous processing options available to enable the product designer to achieve the optimal product functionality, reliability, and performance.

During fiscal year 1997, the Merrimack wafer fabrication facility produced approximately 82% of the wafers required to meet customer demands. The Company also has agreements with several foundries to supply additional wafers as required, the most significant of which is an agreement with GMT. The agreement stipulates that as long as the Company maintains its investment in GMT, a certain percentage of GMT's capacity will be reserved for the Company.

In fiscal year 1997, the Company began construction of a new 6" BiCMOS wafer fabrication facility in Merrimack to increase manufacturing capacity and expand process capabilities. The initial phase is currently expected to cost approximately $36 million. The construction of the new wafer fabrication facility is expected to be completed by the middle of fiscal year 1998 with equipment installation and the qualification of manufacturing processes scheduled for the remainder of the fiscal year. This new facility is expected to become operational (revenue generating) early in fiscal year 1999.

Following wafer fabrication and wafer testing, the wafers are cut into die which are then assembled into circuit packages. As is common in the industry, most of the assembly is done by various IC assembly vendors located in Asia. The Company

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

currently believes that adequate assembly capacity exists and that alternative sources could be obtained, should the need arise, without significant interruption of the manufacturing process.

The Company performs nearly all of its final testing for reliability and conformance on its products at its wholly owned subsidiary, Unitrode Electronics Singapore Pte. Ltd. ("UES"), located in Ayer Rajah, Singapore. The Company opened UES in 1986.

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

PRODUCT QUALITY ASSURANCE AND RELIABILITY

The Company is committed to the principles of Total Quality Management (TQM) in all aspects of its business. The foundation of the Company's TQM is a Quality System which is continuously reviewed and improved. The disciplines of statistical process control are practiced throughout the manufacturing operations. Rigorous procedures using cross-functional teams are in place to qualify fabrication processes and products prior to shipment. The Company also routinely qualifies suppliers and assembly subcontractors according to established standards.

In fiscal year 1996, the International Standards Organization completed its review of the Company's two manufacturing facilities (Merrimack and UES) and renewed the Company's registration to ISO 9001/9002, respectively. The Merrimack facility has continuously maintained conformance to MIL-STD-883 Class B and Class S since November 1985. In August of 1996, the Defense Supply Center-Columbus (DSCC) granted the Company full certification for MIL-PRF-38535.

PATENTS, LICENSES, AND TRADEMARKS

The Company owns a number of patents for product and processing techniques, as well as certain trademarks relating to its business. The Company also has a number of patent applications pending review. These patents and trademarks provide it with some competitive advantage. However, Unitrode's business prospects are dependent primarily upon the ability of its employees to work closely with customers and develop and deliver high-quality, reliable products at competitive prices, rather than on its ability to obtain and defend patents and trademarks. No patent or trademark related to a particular product is of material importance to the total business.

Unitrode continues to receive royalty payments from International Rectifier Corporation (IRC) as a result of a 1983 exclusive licensing agreement for certain MOSFET technology which, with the Company's consent and in consideration of royalty payments, IRC licenses to others. Depending upon the number of licensees and the uses of the technology, royalty amounts may vary.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

RESEARCH & DEVELOPMENT

The Company's development is directed towards new product design and process technology. At January 31, 1997, 95 employees supported the Company's research and development efforts. Design engineering offices are located in Merrimack, New Hampshire; San Jose, California; and Cary, North Carolina.

Research and development expenditures from continuing operations were approximately $17,976,000, $14,674,000, and $8,766,000 in the years ended
January 31, 1997, 1996 and 1995, respectively.

COMPETITION

The Company competes in the high-performance segment of the analog/linear and mixed-signal integrated circuit market specifically addressing power management, motor control, and data transmission/interface applications. Unitrode has a number of competitors, some of which are substantially larger than the Company, with significantly greater resources. Unitrode would be adversely affected if its competitors introduced technologically superior products or offered their products at prices significantly lower than those of the Company's products. The major competitive factors include innovative design, product performance, price, reliability, quality, customer support, and timely delivery. The Company's ability to compete depends in large part upon the timely introduction of products that are technologically innovative and which provide cost-effective solutions for its customers.

SEASONAL ASPECTS

None.

ENVIRONMENTAL REGULATION

The Company expects no material adverse effect upon earnings, capital expenditures, or its competitive position as a result of compliance with federal, state, or local provisions which have been enacted or adopted regulating the discharge of materials to the environment, or otherwise relating to the protection of the environment (see "Legal Proceedings"). Its facilities have been designed to comply with government regulations, and the Company maintains policies and procedures to assure on-going compliance. There can be no assurance, however, that changes in such regulations will not impose costly equipment or other requirements on the Company as well as others in the industry.

EMPLOYEES

As of January 31, 1997, the Company had 562 employees of which 130 were employed outside of the United States. Approximately 350 employees support the manufacturing process, 72 employees conduct the sales and marketing effort, 95 employees support research and development, and 45 employees provide administrative support.

Unitrode has never had a labor work stoppage, and no employees are represented by a labor organization. The Company considers its employee relations to be good.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


Financial Information about Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

Reference is hereby made to Note L to the Company's consolidated financial statements included in Part II, Item 8 hereof for information about foreign and domestic operations and export sales.

ITEM 2.  PROPERTIES

The Registrant's corporate offices and principal manufacturing facility are located in Merrimack, New Hampshire. All buildings are well-maintained, suitable and adequate for the present activities of the Registrant. Information regarding the principal plants and properties appears below:


                                                               Approximate         Owned or                 Lease
                                                               facility size       leased; land             expiration
Location                                 Description           (square feet)       area owned               date
------------------------------------------------------------------------------------------------------------------------

Merrimack, New Hampshire (1)             Manufacturing;           110,100            Owned; 19.6 acres         --
                                         General Office

Ayer Rajah, Singapore                    Manufacturing;            19,900            Leased                   1998/
                                         General Office                                                       2000

Shannon, Ireland                         Warehouse;                10,000            Leased                   2009
                                         General Office

San Jose, California                     General Office             5,100            Leased                   1998

Cary, North Carolina                     General Office            10,400            Leased                   2001

Worcester, Massachusetts (2)             Manufacturing;            83,000            Owned; 6.0 acres          --
                                         General Office

Lexington, Massachusetts (2)             General Office            16,000            Leased                   1999

Lowell, Massachusetts                    Land                       --               Owned; 1.3 acres          --




(1) Approximately 60,000 sq. feet of additional space is under construction as of January 31, 1997. The additional space will include 28,000 sq. feet for a new wafer fabrication facility and 32,000 sq. feet for a new office building.

(2)  Facility is leased or sublet to a third party(ies) as of January 31, 1997.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The Company is involved in investigation and cleanup under the supervision of the Maine Department of Environmental Protection of groundwater and soil contamination at the former Westbrook, Maine wafer fabrication facility of its former Semiconductor Products Division (the "Division"). Although the facility was closed in 1989, the Division was sold in 1992 and the Westbrook, Maine real estate was sold in 1994, the Company has retained responsibility for environmental remediation at this site. The ultimate cost of cleanup at this site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. However, based upon the Company's experience at this site, the Company has established a reserve, taking into account the probable and reasonably estimable work to be done at this site, which the Company believes to be adequate.

The Company has been notified by responsible state authorities in California that it is one of a number of "potentially responsible parties" under relevant state statutes with respect to a former hazardous waste treatment facility in Escondido, California (the "Site"). The treatment facility was owned and operated by an entity wholly unrelated to the Company. The Company, along with other financially viable potentially responsible parties, has entered into a consent decree with governmental authorities regarding the voluntary payment of cleanup costs and voluntary cleanup measures with respect to the Site. The Company has established a reserve which the Company believes to be adequate for future environmental remediation costs at this Site, based upon the probable and reasonably estimable work to be done at the Site, the other potentially responsible parties involved at the Site and the Company's volumetric level of contribution to the Site which is less than one-half of one percent of the total volume of waste contributed to the Site by the parties to the consent decree. In view of the difficulty in quantifying the potential costs or damages arising from the alleged environmental hazards, it is not possible to determine with certainty the extent of the Company's potential exposure at the Site. However, based upon its investigation to date, the Company believes that its exposure (without giving effect to the joint and several liability provisions referred to below) would not be material and the Company believes that the reserves established with respect to these liabilities will be adequate. Further, although statutes provide that all "potentially responsible parties" may be held jointly and severally liable for the costs of investigation and remediation of a site, after consideration of the liabilities of other "potentially responsible parties" with respect to the Site and their respective levels of financial responsibility, the Company believes that its liability with respect to the Site is not material. If any liability on the part of the Company were to be measured by the ratio of the waste attributable to the Company over the total waste involved, based on information presently available to the Company, the Company's aggregate liability with respect to the Site would not be material.

Environmental reserves are reviewed as events and developments warrant and adjusted to reflect the likelihood of additional environmental expenditures. Based upon information currently available to the Company, management believes that any additional aggregate liability to which the Company may be subjected from all the above-mentioned sites would not be material to future financial results.


OTHER

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the fiscal year ended January 31, 1997.

Executive Officers of the Registrant
------------------------------------

Information relating to the executive officers of the Company is set forth below. All officers held office as of January 31, 1997.

NAME, AGE AND POSITION                               BUSINESS EXPERIENCE DURING PAST FIVE YEARS

Edward H. Browder- 57                                President (January 1996 to present); Director (June 1991 to
President and Director                               present); President of Seacliff Technologies (April 1993 to
                                                     December 1995); President of Concurrent Logic, Inc. (Prior
                                                     to April 1993)

Allan R. Campbell - 55                               Senior Vice President, General Counsel and Secretary
Senior Vice President, General Counsel               (June 1994 to present); Vice President, General Counsel and
and Secretary                                        Secretary (May 1990 to May 1994)

Robert L. Gable - 66                                 Chairman and Chief Executive Officer (June 1990 to present);
Chairman and Chief Executive                         President (March 1992 to January 1996)
Officer; Director

S. Kelley MacDonald - 51                             Vice President, Corporate Communications
Vice President,                                      (June 1992 to present); Director of Corporate
Corporate Communications                             Communications (June 1990 to May 1992)

Patrick J. Moquin - 48                               Vice President, Human Resources (August 1995 to present);
Vice President, Human Resources                      Senior Director, Human Resources, Worldwide Field Operations,
                                                     Sun Microsystems, Inc. (May 1994 to July 1995); Various senior-
                                                     level human resources positions at Sun Microsystems, Inc.
                                                     (April 1986 to April 1994)

Cosmo S. Trapani - 58                                Executive Vice President and Chief Financial Officer
Executive Vice President and                         (June 1994 to present); Vice President, Chief Financial
Chief Financial Officer                              Officer and Treasurer (August 1990 to May 1994)


There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

To the Company's knowledge, based solely upon the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 31, 1997 the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and any beneficial owners holding greater than ten percent of its common stock.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Reference is hereby made to Note M to the Company's consolidated financial statements included in Part II, Item 8 hereof regarding the Market for the Registrant's Common Equity and Related Stockholder Matters.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

Unitrode Corporation and Consolidated Subsidiaries
(Dollars in thousands except per share data)
YEARS ENDED JANUARY 31                          1997           1996              1995             1994              1993
------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net revenues                                $133,526       $116,148           $95,359          $85,994           $86,195
Gross profit                                  70,497         60,982            46,553           38,341            33,785
  As a % of net revenues                         53%            53%               49%              45%               39%
Depreciation and amortization                 11,667          8,998             7,430            5,901             6,502
R&D expenses                                  17,976         14,674             9,433            8,064             6,352
Operating income                              29,087         23,996             9,651           10,949             6,835
Royalties                                      2,582          2,395             1,722              921             1,158
Pretax income                                 33,662         27,952            12,522           12,844             9,119
Tax provision rate                               39%            37%               26%              35%               32%
Net income                                    20,677         17,519             9,249           16,448             9,119
  As a % of net revenues                         15%            15%               10%              19%               11%
  As a % of beginning stockholders'
     equity                                      22%            21%               11%              24%               14%

------------------------------------------------------------------------------------------------------------------------
SHARE DATA
Net income before extraordinary
    item and accounting change                 $1.74          $1.47            $  .75          $   .65           $   .48
Net income                                      1.74           1.47               .75             1.27               .70
High and low price                       14.75-37.00    17.63-32.50       13.50-21.00       9.88-15.25        6.06-12.06
Closing year-end price                         36.75          26.25             18.63            14.88             11.88
Year-end book value                             9.93           8.06              6.93             6.69              5.42
Equivalent shares outstanding
    (in thousands)                            11,853         11,907            12,360           12,924            13,110
Number of stockholders of record                 571            652               722              858               894

------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
Cash/short-term investments                  $52,012       $ 36,228          $ 30,714         $ 30,756           $25,850
Total assets                                 142,403        118,424           103,304          101,923            85,860
Net working capital                           62,582         47,147            37,543           43,378            33,020
Current ratio                                   3.52           2.95              2.79             3.43              2.81
Plant and equipment-net                       41,688         35,289            32,019           29,595            22,270
Capital expenditures                          18,687         11,794            15,591           12,573             9,591
Stockholders' equity                         115,553         92,417            81,591           84,036            67,629
Total interest-bearing debt                        -              -               300              530               761

------------------------------------------------------------------------------------------------------------------------
PRO FORMA OPERATING RESULTS EXCLUDING DISPOSED OPERATIONS
Net revenues                                $133,526       $116,148           $87,231          $64,602           $49,748
Gross profit                                  70,497         60,982            44,589           33,245            24,574
  As a % of net revenues                         53%            53%               51%              51%               49%
Depreciation and amortization                 11,667          8,998             6,525            4,231             3,559
R&D expenses                                  17,976         14,674             8,766            6,142             4,463
Operating income                              29,087         23,996            16,048           12,463             7,099
Royalties                                      2,582          2,395             1,722              921             1,158
Pretax income                                 33,662         27,952            18,810           14,247             9,272
Tax provision rate                               39%            37%               35%              34%               33%
Net income                                    20,677         17,519            12,226            9,403             6,212
  As a % of net revenues                         15%            15%               14%              15%               12%
Net income per share                            1.74           1.47               .99              .73               .47

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Fiscal Year 1997 Versus Fiscal Year 1996

Net revenues for fiscal year 1997 were $133.5 million, an increase of $17.4 million or 15% compared with $116.1 million in fiscal year 1996. This increase was primarily due to the rise in demand for products in the computer peripherals segment of the electronic data processing markets. International revenues accounted for approximately 69% of total sales for fiscal year 1997 compared to 67% in fiscal year 1996.

Gross profit as a percentage of net revenues was essentially unchanged at 53% for fiscal year 1997 compared with fiscal year 1996.

Research and development expenses were approximately 13.5% of net revenues, or $18.0 million, compared with 12.6%, or $14.7 million in the prior year. This increase of approximately $3.3 million related primarily to additional product and process development efforts to support opportunities in the Company's markets. Research and development expenses also included a charge of $800,000 for writedowns on equipment no longer in use. Selling, general and administrative expenses decreased to approximately 17.6% of net revenues in fiscal year 1997 compared to 19.2% in fiscal year 1996. This percentage decrease was principally due to cost controls and the increased sales volume.

Interest income in fiscal year 1997 rose by approximately $399,000 principally due to the increase in the Company's cash and cash equivalents.

The consolidated effective tax rate for fiscal year 1997 was 38.6% compared to 37.3% in fiscal year 1996. This increase was due primarily to the absence in fiscal year 1997 of benefits related to tax credits and deferred tax assets that were available in fiscal year 1996.

Net income increased 18% from $17.5 million, or $1.47 per share, in fiscal year 1996 to $20.7 million, or $1.74 per share, in fiscal year 1997.

Backlog at January 31, 1997 increased approximately 8% to $40.6 million compared with $37.7 million at January 31, 1996. Backlog improved due to the growth in the computer peripherals segment of the electronic data processing markets.

RESULTS OF OPERATIONS

Fiscal Year 1996 Versus Fiscal Year 1995

Net revenues in fiscal year 1996 were $116.1 million compared with $95.4 million in fiscal year 1995, an increase of $20.8 million or 22%. Excluding Powercube Corporation ("Powercube") and the Micro Networks Division ("Micro Networks"), which were sold in fiscal year 1995, net revenues in fiscal year 1996 increased by 33% over the prior year. Integrated circuit sales, which now represent the total business of the Company, increased due to strong demand for products in the computer peripherals segment of the electronic data processing markets. Approximately 67% of analog integrated circuit sales in fiscal year 1996 were international compared with 63% in fiscal year 1995. Each of the Company's geographic markets reported increases in net revenues in fiscal year 1996 with the largest volume increase occurring in the Far East.

Gross profit as a percentage of net revenues was approximately 53% in fiscal year 1996 compared with 49% in fiscal year 1995. Excluding the disposed operations, gross profit increased to 53% from 51% in the prior year. This improvement was primarily due to a lower average cost per unit as a result of manufacturing efficiencies on the strength of greater capacity utilization and, therefore, absorption of fixed costs over the increased sales volume.

Research and development expenses from continuing operations were 13% of net revenues, or $14.7 million, compared with 10%, or $8.8 million in the prior year. This increase of approximately $5.9 million related primarily to increased staffing,

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

additional product and process development efforts to support opportunities in the Company's markets, as well as the start-up of the Company's new design center in San Jose, California. Selling, general and administrative expenses, excluding disposed operations, decreased to approximately 19% of net revenues in fiscal year 1996 compared to 23% in fiscal year 1995. Fiscal year 1995 legal costs of approximately $1.2 million associated with litigation settlements represented 1.4 percentage points of the decrease. In addition, selling, general and administrative expenses have declined as a percentage of net revenues in fiscal year 1996 due to the increased sales volume.

In the fiscal year ended January 31, 1995, the Company had unusual charges of $5.5 million as a result of the disposal of Powercube and Micro Networks. (For further information, see Note D to the Company's consolidated financial statements.)

Interest income rose by approximately $433,000 principally due to an increase in the weighted average interest rate earned on cash and short-term investments.

The consolidated effective tax rate for fiscal year 1996 was 37.3% compared to 26.1% in fiscal year 1995. The effective tax rate in fiscal year 1995 benefited from the sale of Micro Networks and Powercube, as well as a reduction of $1.5 million in the valuation allowance for tax carryforwards.

Net income was $17.5 million in fiscal year 1996 compared with $9.2 million in fiscal year 1995. Excluding disposed operations, net income increased 43% from $12.2 million, or $.99 per share, to $17.5 million, or $1.47 per share.

Backlog at January 31, 1996 increased 34% to $37.7 million compared with $28.1 million at January 31, 1995. Backlog improved due to the strong demand for products in the computer peripherals segment of the electronic data processing markets.


FINANCIAL CONDITION

Cash and cash equivalents at January 31, 1997 increased by $15.8 million during fiscal year 1997. The principal sources of cash were $35.7 million from operating activities and $2.0 million in proceeds from exercises of employee stock options under the Company's stock option plans. The principal uses of cash were $20.9 million for capital commitments and an investment of $1.5 million in the redeemable preferred stock of GMT Microelectronics Corporation, ("GMT"), a wafer fabrication foundry in which the Company maintains a minority interest.

The ratio of current assets to current liabilities improved to 3.52:1 at the end of fiscal year 1997 compared with 2.95:1 at the end of the previous year. Working capital of $62.6 million at January 31, 1997 increased by $15.4 million from January 31, 1996. The Company also has available $25 million under an unused revolving credit agreement. It is anticipated that the Company's operating cash needs for fiscal year 1998, including planned capital expenditures, will be met by internally generated funds and available cash.

In fiscal year 1997, the Company began construction of a new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire in order to increase manufacturing capacity and expand process capabilities. The initial phase is expected to cost approximately $36 million. In fiscal year 1997, the Company spent a total of approximately $18.7 million in capital expenditures which included $10.5 million for the new wafer fabrication facility. In addition, the Company spent $2.2 million for deposits on equipment for the new wafer fabrication facility. In fiscal year 1998, the Company plans to spend approximately $41 million in capital expenditures which includes completion of the initial phase of the wafer fabrication facility. The construction of the new wafer fabrication facility is expected to be completed by the middle of fiscal year 1998 with equipment installation and the qualification of manufacturing processes scheduled for the remainder of the fiscal year.

Accounts receivable at January 31, 1997 decreased by $2.0 million from January 31, 1996 to $15.9 million. Receivable days sales outstanding were 44 days at January 31, 1997 compared to 48 days at the end of the prior year. Inventories at January 31, 1997 increased by $1.0 million since January 31, 1996 primarily to support higher production requirements. Prepaid expenses and other current assets at January 31, 1997 increased by $2.2 million from the prior year primarily due to deposits made for equipment to be purchased for the new wafer fabrication expansion program. Accrued employee compensation and benefits has decreased by $3.4 million primarily due to lower incentive compensation benefits relating to fiscal year 1997 performance compared to fiscal year 1996.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

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

INFLATION

Management has concluded the effect of inflation had no significant impact on operations.

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timely ability to develop and market new products, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing and test capacity, changes in product mix and economic conditions in the United States and international markets. Revenues from product sales to one of the Company's customers, Western Digital Corporation, represented approximately 31%, 25% and 22% of sales in fiscal years 1997, 1996, and 1995, respectively. The loss of this customer would have a material adverse effect upon the Company's business.

The semiconductor market has historically been cyclical and subject to significant economic fluctuations at various times. As a result, orders and backlog may fluctuate widely from time to time. Because of this and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis as a result of its inability to adjust its manufacturing capacity or its cost structure to increased or reduced customer demand.

The Company has agreements with certain foundries to supply additional wafers as required, the most significant of which is an agreement with GMT. During fiscal year 1998, the Company expects changes in its product mix from new products introduced to significantly increase the volume of wafers produced utilizing BiCMOS processes. Presently, GMT is the Company's sole source for wafers requiring BiCMOS processing. Third-party foundry production is expected to increase from 18% of wafers produced in fiscal year 1997 to approximately 50% of wafers produced in fiscal year 1998. There can be no assurance that third-party foundries will be able to meet the Company's higher production requirements.

The Company has commenced expansion of its production facilities to increase manufacturing capacity and expand process capabilities. There can be no assurance that the Company will complete the expansion of its production facilities on time or that the added capacity will be sufficient to satisfy demand for its products. Delays in equipment installation or the qualification of manufacturing processes to make the wafer fabrication facility operational could significantly increase pre-operating costs. In addition, any constraints in manufacturing and testing capacity could adversely affect the business of the Company's customers and cause them to seek alternative sources for the products currently obtained from the Company. Once operational, the Company's additional capacity will also result in a significant increase in operating expenses, such as depreciation, and if revenues do not increase to offset these additional expenses, the Company's future operating results could be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's targeted markets, which could lead to price erosion that could adversely affect the Company's operating results.


FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein,

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

particularly the information appearing under the headings "Business," "Results of Operations," "Financial Condition", and "Factors Affecting Future Results" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement, and/or elsewhere herein.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
Unitrode Corporation and Consolidated Subsidiaries

January 31                                                            1997                               1996
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $52,012,428                        $36,228,314
  Accounts receivable, net of allowance of
    $383,156 in 1997 and $367,804 in 1996                       15,863,999                         17,904,537
  Inventories                                                   10,950,254                          9,971,427
  Notes receivable                                                 904,503                            884,645
  Deferred income taxes                                          3,322,000                          4,112,000
  Prepaid expenses and other current assets                      4,409,491                          2,241,077
                                                              ------------                       ------------
     Total current assets                                       87,462,675                         71,342,000
                                                              ------------                       ------------

Property, plant and equipment, at cost:
  Land                                                           1,835,809                            625,790
  Buildings and improvements                                     9,487,469                          9,340,263
  Machinery and equipment                                       72,478,894                         67,373,176
  Construction in progress                                       9,922,616                          1,739,326
                                                              ------------                       ------------
                                                                93,724,788                         79,078,555
  Less: accumulated depreciation                                52,036,658                         43,789,869
                                                              ------------                       ------------
    Property, plant and equipment, net                          41,688,130                         35,288,686
                                                              ------------                       ------------

Other assets and deferred charges                                5,754,723                          4,648,505
Restricted cash and investments                                    812,069                            437,285
Notes and other receivables, net of unamortized
  discount of $55,238 in 1997 and $78,095
  in 1996                                                        3,514,124                          4,341,604
Deferred income taxes                                            1,191,000                            102,000
Excess of cost over net assets acquired,
  less accumulated amortization of $2,110,207
  in 1997 and $1,826,203 in 1996                                 1,980,122                          2,264,126
                                                              ------------                       ------------

Total assets                                                  $142,402,843                       $118,424,206
                                                              ============                       ============


The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

BALANCE SHEETS
Unitrode Corporation and Consolidated Subsidiaries

January 31                                                                   1997                         1996
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  8,768,405                 $  8,401,521
  Income taxes payable                                                  4,346,027                    2,000,229
  Accrued employee compensation and benefits                            4,415,997                    7,794,635
  Other current liabilities                                             7,349,813                    5,998,299
                                                                     ------------                 ------------
     Total current liabilities                                         24,880,242                   24,194,684
                                                                     ------------                 ------------

Deferred income taxes                                                   1,151,000                    1,340,000
Other long-term liabilities                                               818,275                      472,348
                                                                     ------------                 ------------
     Total liabilities                                                 26,849,517                   26,007,032
                                                                     ------------                 ------------

Commitments and contingent liabilities (Note J)
Stockholders' equity:
  Preferred stock, $1.00 par value:
    Authorized - 1,000,000 shares, none issued
  Common stock, $.20 par value:
    Authorized - 30,000,000 shares
    Issued - 11,632,798 in 1997
      and 11,467,948 in 1996                                            2,326,560                    2,293,590
  Additional paid-in capital                                           28,101,985                   25,582,283
  Retained earnings                                                    85,255,468                   64,838,832
                                                                     ------------                 ------------
                                                                      115,684,013                   92,714,705
Less:
  Deferred compensation                                                   130,687                      297,531
                                                                     ------------                 ------------
      Total stockholders' equity                                      115,553,326                   92,417,174
                                                                     ------------                 ------------

Total liabilities and stockholders' equity                           $142,402,843                 $118,424,206
                                                                     ============                 ============


The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
Unitrode Corporation and Consolidated Subsidiaries

Years ended January 31                               1997                 1996                1995
--------------------------------------------------------------------------------------------------
Net revenues                                 $133,525,514         $116,147,740         $95,358,698
Cost of revenues                               63,028,034           55,165,336          48,805,269
                                             ------------         ------------         -----------
  Gross profit                                 70,497,480           60,982,404          46,553,429
                                             ------------         ------------         -----------

Operating expenses:
  Research and development                     17,976,048           14,674,199           9,432,841
  Selling, general and administrative          23,434,738           22,312,236          21,927,403
  Unusual items                                         -                    -           5,542,002
                                             ------------         ------------         -----------
    Total operating expenses                   41,410,786           36,986,435          36,902,246
                                             ------------         ------------         -----------
Income from operations                         29,086,694           23,995,969           9,651,183
                                             ------------         ------------         -----------

Other income (expense):
  Royalty income                                2,582,217            2,395,902           1,721,909
  Interest income                               2,081,410            1,682,166           1,249,187
  Interest expense                                (95,813)             (85,204)            (95,102)
  Non-operating income (expense), net               7,973              (36,929)             (5,650)
                                             ------------         ------------         -----------
    Total other income                          4,575,787            3,955,935           2,870,344
                                             ------------         ------------         -----------

Income before income tax provision             33,662,481           27,951,904          12,521,527
Income tax provision                           12,985,000           10,433,000           3,273,000
                                             ------------         ------------         -----------
Net income                                   $ 20,677,481         $ 17,518,904         $ 9,248,527
                                             ============         ============         ===========

Earnings per share                           $       1.74         $       1.47         $       .75
                                             ============         ============         ===========

The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
Unitrode Corporation and Consolidated Subsidiaries
Years ended January 31                                                1997                  1996                   1995       .
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $ 20,677,481         $ 17,518,904         $  9,248,527
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                 11,667,008            8,997,825            7,429,624
    Loss on the sale of divisions                                          -                    -            5,542,002
    Deferred compensation                                            125,594              205,625              240,314
    Deferred income taxes                                           (488,000)             996,000            2,160,000
    Other, net                                                       963,636              295,607              248,778
    (Increase) decrease in assets:
      Accounts receivable                                          2,050,538           (4,357,979)          (2,292,735)
      Inventories                                                   (978,827)          (2,654,925)          (1,413,625)
      Prepaid expenses and other current assets                     (129,441)            (829,469)            (227,931)
      Other assets and deferred charges                              104,796           (1,050,250)             (15,000)
    Increase (decrease) in liabilities:
      Accounts payable                                               366,884            1,407,824            1,686,373
      Income taxes payable                                         2,996,092              308,078           (1,108,269)
      Accrued employee compensation and benefits                  (3,378,638)           2,912,982            1,575,868
      Other current and long-term liabilities                      1,716,191            1,444,859            2,327,075
                                                                ------------         ------------         ------------
           Total adjustments                                      15,015,833            7,676,177           16,152,474
                                                                ------------         ------------         ------------
        Net cash provided by operating activities                 35,693,314           25,195,081           25,401,001
                                                                ------------         ------------         ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                      (18,686,693)         (11,794,316)         (15,590,878)
  Proceeds on sale of businesses                                           -                    -            5,728,898
  Repayment of notes receivable                                      830,479              865,762              505,298
  Proceeds on sale of assets and investments                         361,869            1,485,350               56,049
  Restricted cash and investments                                   (374,784)            (437,285)                   -
  Maturities of short-term investments                             4,345,200           14,200,750              499,697
  Purchases of short-term investments                             (4,369,653)          (1,289,427)         (12,961,780)
  Notes receivable and other investments                          (1,513,571)             (21,163)          (2,187,676)
  Other, net                                                      (2,166,080)            (528,480)          (1,316,405)
                                                                ------------         ------------         ------------
        Net cash provided (used) by investing activities         (21,573,233)           2,481,191          (25,266,797)
                                                                ------------         ------------         ------------
Cash flows from financing activities:
  Repayment of debt                                                        -             (299,696)            (230,770)
  Purchase of common stock                                          (350,190)         (10,025,275)         (14,420,393)
  Proceeds from exercise of common stock options                   2,014,223            1,125,005            2,012,252
                                                                ------------         ------------         ------------
        Net cash provided (used) by financing activities           1,664,033           (9,199,966)         (12,638,911)
                                                                ------------         ------------         ------------
Net increase (decrease) in cash and cash equivalents              15,784,114           18,476,306          (12,504,707)
Cash and cash equivalents at beginning of year                    36,228,314           17,752,008           30,256,715
                                                                ------------         ------------         ------------
Cash and cash equivalents at end of year                        $ 52,012,428         $ 36,228,314         $ 17,752,008
                                                                ============         ============         ============

Supplemental information:
  Interest paid                                                 $     91,000         $     98,000         $     96,000
  Income taxes paid, net of tax refunds                           11,125,000            9,131,000            2,237,000


The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

--------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
Unitrode Corporation and Consolidated Subsidiaries

                                                              Additional                                                   Total
                                               Common          Paid-in             Retained           Deferred         Stockholders'
                                                Stock          Capital             Earnings         Compensation          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1994                    $2,511,413      $28,129,198         $54,204,099         $(808,492)        $ 84,036,218
Net income                                                                         9,248,527                              9,248,527
Acquisition of 1,003,840 shares
  of common stock                              (200,768)      (4,834,672)         (9,384,953)                           (14,420,393)
Exercise of 238,875 shares
  of common stock                                47,775        1,964,477                                                  2,012,252
Forfeiture of 11,000 shares
  of common stock                                (2,200)         (62,822)                               65,022                    -
Income tax benefit related
  to stock plans                                                 473,997                                                    473,997
Amortization of deferred compensation                                                                  240,314              240,314
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1995                     2,356,220       25,670,178          54,067,673          (503,156)          81,590,915
Net income                                                                        17,518,904                             17,518,904
Acquisition of 511,400 shares
  of common stock                              (102,280)      (3,175,250)         (6,747,745)                           (10,025,275)
Issuance of 247,883 common stock
  warrants                                                     1,500,000                                                  1,500,000
Exercise of 198,248 shares
  of common stock                                39,650        1,085,355                                                  1,125,005
Income tax benefit related
  to stock plans                                                 502,000                                                    502,000
Amortization of deferred compensation                                                                  205,625              205,625
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996                     2,293,590       25,582,283          64,838,832          (297,531)          92,417,174
Net income                                                                        20,677,481                             20,677,481
Acquisition of 16,575 shares
  of common stock                                (3,315)         (86,030)           (260,845)                              (350,190)
Exercise of 185,425 shares
  of common stock                                37,085        1,995,888                                                  2,032,973
Income tax benefit related
  to stock plans                                                 650,294                                                    650,294
 Forfeiture of 4,000 shares of
 common stock                                      (800)         (40,450)                               41,250                    -
Amortization of deferred compensation                                                                  125,594              125,594
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1997                    $2,326,560      $28,101,985         $85,255,468         $(130,687)        $115,553,326
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

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

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Average common and common equivalent shares outstanding were 11,852,565, 11,907,101 and 12,360,405 in fiscal years 1997, 1996 and 1995, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The Company considers highly liquid investments in debt securities purchased within three months of their maturity date to be cash equivalents. Investments in debt securities that mature within one year and do not meet the definition of cash equivalents are included in short-term investments. Cash equivalents and short-term investments are classified as held to maturity and valued at amortized cost, which approximates fair market value.

INVENTORIES: Inventories are stated at average cost, but not in excess of net realizable value.

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

FORWARD FOREIGN EXCHANGE CONTRACTS: The Company enters into forward foreign exchange contracts principally as a hedge against trade receivables and firm orders in its backlog denominated in foreign currencies. Realized and unrealized gains and losses on these contracts are included in net income and offset the foreign exchange gains or losses on the hedged trade receivables. At January 31, 1997, the Company had contracts of varying maturities to sell foreign currencies of 0.8 million German marks, 1.5 million French francs, and 0.2 million British pounds, totaling approximately $1.1 million. At January 31, 1996, the Company had contracts of varying maturities to sell foreign currencies of 3.3 million German marks, 6.0 million French francs, and 0.7 million British pounds, totaling approximately $4.4 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company has used a variety of methods and assumptions to estimate the fair value of the Company's financial instruments. The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. Forward foreign exchange contracts are valued based on quoted market prices of comparable contracts. The carrying amount of the Company's notes receivable approximate fair value based upon comparable credit risks and the interest rates which incorporate such risks. It was not practicable to estimate the fair value of the Company's investment in an untraded closely held company. This investment is valued at original cost.

NEW ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which will require adoption in fiscal year 1998. This statement specifies the computation, presentation and disclosure requirements of earnings per share. The Company is in the process of determining the effect of adoption of this statement on its consoldiated financial statements and related disclosures.

CONCENTRATION OF CREDIT RISK: Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company invests cash equivalents and short-term investments in high-quality debt securities. Credit exposure to any one entity is limited by Company policy. No losses have been experienced on such investments as of January 31, 1997. The Company's trade accounts receivables are primarily from sales to customers in the EDP/computer and industrial markets. Excluding the disposed operations, the Company's ten largest customers accounted for approximately 58%, 54% and 55% of sales in fiscal years 1997, 1996 and 1995, respectively, and approximately 60% and 53% of accounts receivable at January 31, 1997 and 1996. The Company's largest customer, Western Digital, represented approximately 31%, 25% and 22% of sales in fiscal years 1997, 1996 and 1995, respectively and 31% and 29% of accounts receivable at January 31, 1997 and 1996. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

RECLASSIFICATIONS: Certain amounts for fiscal year 1995 and 1996 have been reclassified to conform with presentation of similar amounts in fiscal year 1997.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

NOTE B  CASH EQUIVALENTS

Cash equivalents consisted of the following:

January 31                                      1997               1996
-----------------------------------------------------------------------
Cash equivalents:
  Tax-exempt municipal securities        $21,200,000        $20,450,000
  Taxable municipal securities             3,700,000          3,700,000
                                         -----------        -----------
                                         $24,900,000        $24,150,000
                                         ===========        ===========


NOTE C  NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following:

January 31                                                                  1997                1996
----------------------------------------------------------------------------------------------------
Microsemi Corporation 5% collaterized subordinated promissory
  notes, monthly payments through July 1, 2002                       $ 2,517,193         $ 2,905,174
Microsemi Corporation 5% subordinated promissory note,
  quarterly payments through June 30, 1999                               500,000             700,000
Microsemi Corporation other receivables, annual
  payments through June 30, 1999,
  net of unamortized discount
  of $55,238 in 1997 and $78,095 in 1996                                 184,762             241,905
SMC Acquisition Corporation unsecured note at prime plus
  2%, payable quarterly through September 30, 1997                       216,672             379,170
GMT Microelectronics Corporation 11.75%
  subordinated debenture, due January 9, 2002                          1,124,908           1,062,485
GMT Microelectronics Corporation secured promissory note
  at prime, due July 1, 1998                                              80,000                   -
Reserve allowance                                                       (204,908)            (62,485)
                                                                     -----------         -----------
                                                                       4,418,627           5,226,249
Less:  current maturities                                                904,503             884,645
                                                                     -----------         -----------
Long-term notes and other receivables                                $ 3,514,124         $ 4,341,604
                                                                     ===========         ===========


NOTE D  ACQUISITIONS AND DISPOSALS

On October 12, 1994, the Company sold certain of the assets of its Micro Networks Division ("Micro Networks") to SMC Acquisition Corporation (the "Buyer") pursuant to an Asset Purchase Agreement. The Buyer also assumed certain of the liabilities of Micro Networks. The assets sold consisted principally of accounts receivable, inventory, and machinery and equipment. The liabilities assumed by the Buyer consisted principally of accounts payable and accrued compensation and benefits. Under the agreement, the Buyer agreed to pay approximately $3.7 million as follows: $3.0 million in cash on October 12, 1994 and a $650,000 unsecured note payable in equal quarterly installments over 3 years with interest at prime plus 2 percent. The Buyer also entered into a multi-year lease for use of the building with the Company and agreed to pay royalties on revenues subject to certain provisions. The Company recorded charges of approximately $1.4 million for the writeoff of goodwill, $0.4 million to writedown the building to its estimated fair market value of $2.3 million, and $1.1 million for disposal costs. In addition, the Company established a reserve of $325,000 on the unsecured note which was reclassified in fiscal year 1996 since the Buyer had been timely on all of the note payments. The disposal costs consisted primarily of professional fees, facility related costs, and employee settlements and bonuses.

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

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

The following schedule summarizes the basis for the total fiscal year 1995 unusual items charge:

                                      Micro Networks        Powercube             Total
------------------------------------------------------------------------------------------
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
                                       ===========         ===========         ===========


Accrued Disposal Costs and Unusual Charges Rollforward:

                         Balance
(In thousands)       at Beginning                                        Change in                           Balance at
Description             of Period       Provision          Payments      Estimates    Reclassification     End of Period
------------------------------------------------------------------------------------------------------------------------

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------


NOTE E  INVENTORIES

Inventories consisted of the following:

          January 31                                  1997                1996
          --------------------------------------------------------------------
          Raw materials                        $ 1,282,608          $1,698,344
          Work in process                        6,302,873           5,384,901
          Finished goods                         3,364,773           2,888,182
                                               -----------          ----------
              Total inventory                  $10,950,254          $9,971,427
                                               ===========          ==========

NOTE F  BORROWING ARRANGEMENTS

On October 20, 1995, the Company entered into a three-year, $25 million domestic revolving credit agreement with a bank. Pursuant to the agreement, interest rates on the amounts borrowed are at the Bank's prime rate. There were no borrowings under this agreement during fiscal years 1997 or 1996. The credit agreement contains various covenants, the most restrictive of which requires a minimum level of tangible net worth. At January 31, 1997, tangible net worth (as defined in the agreement) exceeded the required level by approximately $20 million.

Prior to October 20, 1995, the Company maintained a $15 million domestic revolving credit agreement with another bank. There were no borrowings under this credit agreement during fiscal years 1996 and 1995.


NOTE G  LEASES

Rental expenses incurred for operating leases amounted to $999,000, $700,000 and $604,000 for the years ended January 31, 1997, 1996 and 1995, respectively. These leases are principally for the rental of office and manufacturing space. Many of the leases contain renewal options and some provide for the payment of a proportionate share of maintenance, insurance and taxes in addition to the minimum annual rentals.

     At January 31, 1997, the future minimum payments under all leases with terms greater than one year are as follows:

                                                                           Operating
            Fiscal Year                                                       Leases
            ------------------------------------------------------------------------
            1998                                                          $1,096,000
            1999                                                             904,000
            2000                                                             470,000
            2001                                                             184,000
            2002                                                              89,000
            Thereafter                                                             -
                                                                          ----------

            Total minimum lease payments                                  $2,743,000
                                                                          ==========


The Company has a non-cancelable sublease agreement to rent its Lexington office facilities to a third party which expires July 31, 1999. The Company collected rent payments of $177,000 in fiscal year 1997 and has a commitment from the sublessee to receive $688,000 in future rental payments which will offset the Company's future minimum lease payments of $832,000. At January 31, 1997, the Company's reserve for future minimum lease payments on its Lexington office lease was $144,000.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

NOTE H  STOCK OPTIONS AND RESTRICTED STOCK

The Company's stock option plans provide for the granting of options to qualified employees and non-employee directors to purchase the Company's stock at the fair market value on the date of grant. These options become exercisable as designated in the grant, not exceeding four years, and may expire up to ten years from the date of grant.

Options were exercisable for 666,154 shares at January 31, 1997. There were 583,579, 778,554 and 381,005 shares available at January 31, 1997, 1996 and
1995, respectively, for future grants of options. In June 1995, the Company increased by 1,000,000 the number of shares available for grant under one of its plans.

Under its Restricted Stock and Cash Bonus Plans, the Company may award shares of restricted common stock to key executives. Subject to certain conditions, the restrictions lapse in five equal annual installments, beginning one year from the date of the award. Upon lapse of the restrictions, the Company pays the participant a cash bonus to help defray the related personal income taxes. The cash bonus is the lesser of the amount required to defray the federal income tax at the maximum marginal tax rate then in effect, or 200% of the fair market value of the shares at the date of the original award. There may be up to five such cash bonuses, but the maximum aggregate cash bonus payable over the five years is the fair market value of the shares on the date of the grant. Upon termination of employment, the key executive must remit to the Company all shares still subject to the restrictions. No shares were available for grant at January 31, 1997, 1996 and 1995 for future awards of restricted stock.

Amortization charged to expense under the Restricted Stock and Cash Bonus Plans was $125,594, $205,625 and $240,314 for fiscal years 1997, 1996 and 1995, respectively. Cash bonus payments under the Plans were $153,581, $247,465 and $331,481 for fiscal years 1997, 1996 and 1995, respectively.

The following table summarizes stock option and restricted stock transactions for the three years ended January 31:


                                                          Stock Option Plans
                                            ----------------------------------------------------         Restricted
                                                                                Weighted Average        Stock Plans
                                              Shares          Price Range        Exercise Price              Shares
-------------------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1994              849,412        $3.56- $26.69           $  7.39                 120,000
  Granted                                    328,000        14.44-  19.81             16.03                       -
  Terminated                                 (39,125)        5.56-  26.69             14.52                 (11,000)
  Exercised/Released                        (238,875)        3.56-  15.38              8.42                 (34,000)
                                           ---------        -------------           -------                 -------
Outstanding at January 31, 1995              899,412        $3.56- $22.88           $  9.96                  75,000
  Granted                                    606,150        20.63-  30.94             24.96                       -
  Terminated                                 (16,011)        4.75-  22.88             20.37                       -
  Exercised/Released                        (198,248)        3.56-  20.63              5.67                 (33,000)
                                           ---------        -------------           -------                 -------
Outstanding at January 31, 1996            1,291,303        $4.75- $30.94           $ 17.53                  42,000
  Granted                                    248,100        18.75-  28.50             28.01                       -
  Terminated                                 (53,125)       15.38-  30.94             24.15                  (4,000)
  Exercised/Released                        (185,425)        4.75-  30.94             10.86                 (22,000)
                                           ---------        -------------           -------                 -------
Outstanding at January 31, 1997            1,300,853        $4.75- $30.94           $ 20.21                  16,000
                                           =========        =============           =======                 =======


In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in fiscal year 1997 and has applied APB Opinion No. 25 and related Interpretations in accounting for its plans.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

The fair value of each option granted is estimated on the date of grant using the Black -Scholes option-pricing model with the following assumptions:

                                                1997            1996
                                              -------         -------

Weighted average fair value of options        $ 10.17         $  8.43
Options granted                               248,100         606,150
Assumptions:
  Risk-free interest rate                          7%              6%
  Expected volatility                             32%             32%
  Expected life of grants                     4.4 years       4.4 years
  Dividend yield                                 None            None


                                       Options Outstanding                      Options Exercisable
                              ------------------------------------------     ------------------------
                                                          Weighted
                                             Weighted     Average                            Weighted
                              Number         Average      Remaining          Number          Average
     Range of                 Outstanding    Exercise     Contractual        Exercisable     Exercise
     Exercise Prices          at 1/31/97     Price        Life (in years)    at 1/31/97      Price
     ------------------------------------------------------------------------------------------------

     $ 4.75 - $ 7.88           185,475        $ 5.99          4.4             184,575         $ 5.96
       8.31 -  11.63            96,975         10.62          6.0              96,975          10.62
      13.63 -  18.75           201,978         15.42          7.2             148,978          15.34
      19.81 -  28.63           702,425         24.92          8.7             182,126          22.89
      30.94                    114,000         30.94          8.6              53,500          30.94
                             ---------        ------          ---             -------         ------
     $ 4.75 - $30.94         1,300,853        $20.21          7.6             666,154         $15.37
                             =========        ======          ===             =======         ======



Had compensation costs for the Company's stock option plans been determined on the fair market value at the grant dates for such awards, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                         1997                      1996
                                                     -----------                -----------
         Net income:
           As reported                               $20,677,481                $17,518,904
           Pro forma                                 $19,280,164                $16,917,679

         Net income per share:
           As reported                               $      1.74                $      1.47
           Pro forma                                 $      1.63                $      1.42



The effects of applying SFAS No.123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 31, 1995.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

NOTE I  OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consisted of the following:

            January 31                                        1997                           1996
-------------------------------------------------------------------------------------------------
            Investments                                 $2,500,000                     $1,000,000
            Property for sale, net of a valuation        2,460,599                      2,360,599
              allowance of $1,148,043 in 1997
              and $350,000 in 1996
            Deferred charges                                83,200                        615,671
            Deposits                                       625,368                        600,250
            Other                                           85,556                         71,985
                                                        ----------                     ----------
                        Total                           $5,754,723                     $4,648,505
                                                        ==========                     ==========


On January 9, 1995, the Company entered into an agreement with GMT Microelectronics Corporation ("GMT"), a Norristown, Pennsylvania foundry, to supply wafers. As part of the agreement, the Company invested $2.0 million in GMT as follows: $1.0 million in exchange for one million shares or an approximate 9% interest in GMT's common stock, and a $1.0 million 11.75% subordinated debenture due January 9, 2002. On February 28, 1996, the Company invested an additional $1.5 million in GMT, 5% ten-year redeemable preferred stock. Preferred shares may be redeemed quarterly by GMT if certain wafer yields exceed specified levels as defined in a wafer production agreement with the Company.

At January 31, 1997, property for sale consisted of $2,360,599 for the land and building in Worcester, Massachusetts and $100,000 for a chemical vapor deposition system. During fiscal year 1997, the Company recorded a charge of approximately $800,000 to research and development expense to writedown a chemical vapor deposition system to estimated fair market value as a result of the discontinuation of pre-production of certain products and related process technologies. The Company expects to sell this equipment in fiscal year 1998.

The land and building in Worcester, Massachusetts is currently occupied by the acquirers of the former Micro Networks Division under a multi-year lease and the Company is actively seeking a buyer for the property. An expected disposal date is unknown at this time. The Company recorded a charge of $350,000 to unusual items in fiscal year 1995 as part of the sale of Micro Networks to writedown the Worcester building to its estimated fair market value.

On December 29, 1995, the Company sold the land and building in Billerica, Massachusetts for $1,150,000. A gain of $59,000 was recognized on the sale.


NOTE J  COMMITMENTS AND CONTINGENT LIABILITIES

ENVIRONMENTAL MATTERS

The Company is involved in investigation and cleanup under the supervision of the Maine Department of Environmental Protection of groundwater and soil contamination at the former Westbrook, Maine wafer fabrication facility of its former Semiconductor Products Division ( the "Division"). Although the facility was closed in 1989, the Division was sold in 1992 and the Westbrook, Maine real estate was sold in 1994, the Company has retained responsibility for environmental remediation at this Site. The ultimate cost of cleanup at this Site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. However, based upon the Company's experience at the Site, the Company has established a reserve, taking into account the probable and reasonably estimable work to be done at the Site, which the Company believes to be adequate.

The Company has been notified by responsible state authorities in California that it is one of a number of "potentially responsible parties" under relevant state statutes with respect to a former hazardous waste treatment facility in Escondido, California (the "Site"). The treatment facility was owned and operated by an entity wholly unrelated to the Company. The Company, along with other financially viable potentially responsible parties, has entered into a consent decree with governmental authorities regarding the voluntary payment of cleanup costs and voluntary cleanup measures with respect to

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

this Site. The Company has established a reserve which the Company believes to be adequate for future environmental remediation costs at this Site, based upon the probable and reasonably estimable work to be done at the Site, the other potentially responsible parties involved at the Site and the Company's volumetric level of contribution to the Site which is less than one-half of one percent of the total volume of waste contributed to the Site by the parties to the consent decree. In view of the difficulty in quantifying the potential costs or damages arising from the alleged environmental hazards, it is not possible to determine with certainty the extent of the Company's potential exposure at the Site. However, based upon its investigation to date, the Company believes that its exposure (without giving effect to the joint and several liability provisions referred to below) would not be material and the Company believes that the reserves established with respect to these liabilities will be adequate. Further, although statutes provide that all "potentially responsible parties" may be held jointly and severally liable for the costs of investigation and remediation of a site, after consideration of the liabilities of other "potentially responsible parties" with respect to the Site and their respective levels of financial responsibility, the Company believes that its liability with respect to the Site is not material. If any liability on the part of the Company were to be measured by the ratio of the waste attributable to the Company over the total waste involved, based on information presently available to the Company, the Company's aggregate liability with respect to the Site would not be material.

Environmental reserves are reviewed as events and developments warrant and adjusted to reflect the likelihood of additional environmental expenditures. Based upon information currently available to the Company, management believes that any additional aggregate liability to which the Company may be subjected from all the above-mentioned sites would not be material to future financial results.

OTHER LEGAL MATTERS

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

COMMITMENTS

In fiscal year 1996, the Company entered into a supply agreement with a manufacturer of silicon wafers. Under this agreement, the Company made a $1 million deposit in advance of production to guarantee certain quantities of silicon wafers starting in fiscal year 1997. The advance payment will be repaid to the Company in the form of credits against the price of silicon wafers purchased from this manufacturer, based upon the monthly allocations in the contract.

The Company has entered into change-of-control agreements with certain key executives which grant these officers the right to receive up to twice their annual salaries and bonuses plus continuation of certain benefits following a change of control in the Company and termination of these officers.

Capital commitments at January 31, 1997 for an expansion of the wafer fabrication facility and office space in Merrimack, New Hampshire were $18.1 million for construction costs and equipment.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

NOTE K  INCOME TAXES

Income before income taxes for domestic and foreign operations was as follows:

         Years ended January 31                                        1997                      1996                     1995
         ---------------------------------------------------------------------------------------------------------------------
         Domestic                                               $31,344,530               $24,748,155              $10,203,838
         Foreign                                                  2,317,951                 3,203,749                2,317,689
                                                                -----------               -----------              -----------
           Total                                                $33,662,481               $27,951,904              $12,521,527
                                                                ===========               ===========              ===========

Income tax provision (benefit) is composed of the following:

         Years ended January 31                                        1997                      1996                     1995
         ---------------------------------------------------------------------------------------------------------------------
         Currently payable:
           Federal                                              $10,499,000              $ 7,159,000               $  (110,000)
           State                                                  1,603,000                1,124,000                   676,000
           Foreign                                                1,234,000                1,156,000                   547,000
                                                                -----------              -----------               -----------
            Total current                                        13,336,000                9,439,000                 1,113,000
                                                                -----------              -----------               -----------
         Deferred:
           Federal                                                 (211,000)                 342,000                 1,600,000
           State                                                    (86,000)                 (73,000)                  (55,000)
           Foreign                                                  (54,000)                 725,000                   615,000
                                                                -----------              -----------               -----------
            Total deferred                                         (351,000)                 994,000                 2,160,000
                                                                -----------              -----------               -----------

            Total income tax provision                          $12,985,000              $10,433,000               $ 3,273,000
                                                                ===========              ===========               ===========


The approximate tax effect of each significant type of temporary difference and carryforward was as follows:

                                                           January 31, 1997             January 31, 1996
                                                           ----------------             ----------------
    Net deferred tax assets:
          Current:
            Inventories                                        $   362,000                  $   460,000
            Deferred compensation and
              fringe benefit accruals                              629,000                    1,616,000
            Distributor and other reserves                       2,464,000                    1,840,000
            Other                                                 (133,000)                     196,000
                                                                ----------                  -----------
                                                                 3,322,000                    4,112,000
                                                                ----------                  -----------
          Non-current:
            Property, plant and equipment                          691,000                       60,000
            Other                                                  191,000                       42,000
            Deferred compensation                                  309,000                            -
                                                                ----------                  -----------
                                                                 1,191,000                      102,000
                                                                ----------                  -----------
    Net deferred tax liabilities:
          Non-current:
            Property, plant and equipment                       (1,151,000)                  (1,340,000)
                                                               -----------                  -----------

            Total net deferred tax assets                      $ 3,362,000                  $ 2,874,000
                                                               ===========                  ===========

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

Based on the Company's history of taxable income and projections of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

The Company does not provide for income taxes that may be due upon the remittance of the earnings of its foreign subsidiaries as the Company intends to indefinitely reinvest such earnings outside of the United States. As of January 31, 1997, such earnings approximated $7.4 million and the related unrecognized deferred tax liability approximated $2.4 million.

The differences between the effective tax rates and the applicable U.S. federal statutory tax rates were as follows:

          Years ended January 31                              1997               1996           1995
          -------------------------------------------------------------------------------------------
          U.S. federal statutory tax rate                     35.0%              35.0%          35.0%
          State taxes, net of federal tax benefit              3.7                2.4            2.8
          Tax effect of foreign operations                     -                  0.1            4.0
          Sales of operating units                             -                  -             (8.6)
          Change in valuation allowance                        -                  -            (10.1)
          Other, net                                          (0.1)              (0.2)           3.0
                                                             -----              -----          -----
                                                              38.6%              37.3%          26.1%
                                                             =====              =====          =====


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

         (In thousands)
         Years ended January 31                  1997                       1996                      1995
         -------------------------------------------------------------------------------------------------
          U.S. EXPORT SALES:
            Far East                          $68,219                    $54,575                   $37,160
            Europe                             19,093                     18,606                    15,046
            ROW                                 5,430                      4,824                     2,369
            Disposed divisions                      -                          -                       795
                                              -------                    -------                   -------
             Total                            $92,742                    $78,005                   $55,370
                                              =======                    =======                   =======

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

NOTE M  SELECTED QUARTERLY DATA (UNAUDITED)

(In thousands except per share data)
Fiscal Year 1997 Quarters                       First          Second          Third           Fourth            Year
---------------------------------------------------------------------------------------------------------------------
Net revenues                                  $34,220         $30,009        $32,075          $37,222        $133,526
Gross profit                                   18,205          15,906         16,845           19,541          70,497
Net income                                      5,261           4,707          4,985            5,724          20,677
Net income per share                              .44             .40            .42              .48            1.74
Stock prices:
  High                                          28.13           30.75          23.88            37.00           37.00
  Low                                           23.38           14.75          17.00            23.50           14.75

Fiscal Year 1996 Quarters                       First          Second          Third           Fourth            Year
---------------------------------------------------------------------------------------------------------------------
Net revenues                                  $25,325         $28,300        $29,427          $33,096        $116,148
Gross profit                                   13,222          14,792         15,404           17,564          60,982
Net income                                      3,799           4,174          4,544            5,002          17,519
Net income per share                              .32             .35            .38              .42            1.47
Stock prices:
  High                                          22.00           30.88          32.50            29.63           32.50
  Low                                           17.63           20.63          25.63            23.38           17.63


The Company did not declare any cash dividends during fiscal years 1997 and 1996. The Company's common stock is listed on the New York Stock Exchange.

NOTE N  EMPLOYEE BENEFIT PLANS

The Company contributes to the Unitrode Corporation Profit Sharing/401(k) Savings Plan (the "Plan") which covers all active U.S. employees with at least three months of service. Under the profit sharing component of the Plan, Company contributions are made at the discretion of the Board of Directors. The amounts charged to operations were $1,348,000, $1,915,000, and $1,596,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

Also, the Company matches 50% of employee contributions up to 2% of compensation under the 401(k) savings component of the Plan. Company contributions charged to operations were $206,000, $160,000 and $118,000 for the years ended January 31, 1997, 1996 and 1995, respectively, including disposed operations.

The Company established a deferred incentive compensation plan for selected engineers in fiscal year 1995. Plan assets consists of restricted cash and investments which are held in trust until individual payments are required.

NOTE O STOCKHOLDERS' EQUITY

On April 30, 1990, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") and declared a special dividend of one right for each share of the Company's common stock outstanding at the close of business on May 14, 1990. Each right, when exercisable upon the occurrence of certain events, entitles the registered holder to purchase from the Company a unit consisting of one-one hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $30.00 per Unit. Upon the occurrence of certain further events, such as the acquisition of 20% or more of the Company's common stock by a person or group or the designation of a person or group as an Adverse Person by the Company's Board of Directors, a holder of a Unit (except holders who are Acquiring Persons or Adverse Persons, as defined in the Plan) will be entitled to receive common stock of the Company having a market value equal to twice the exercise price. Also, if the Company is acquired in a merger in which the Company is not the surviving corporation, or there is a sale of 50% or more of the Company's assets or earning power, each Unit (except Units held by Acquiring Persons or Adverse Persons) may receive common stock of the acquiring company having a value equal to twice the exercise price of the right. In general, the Company may redeem the rights at $.01 per right at any time until 10 days following public announcement that a 20% position has been acquired in the Company (which period may be extended at any time while the rights are still redeemable). So long as the rights are not separately transferable, the Company will issue

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

one right with each new share of common stock issued. The total number of rights outstanding at January 31, 1997 was 11,632,798.

On November 21, 1995, the Company issued 247,883 warrants to purchase Unitrode Common Stock as final settlement of a class action lawsuit. The warrants were determined to have a value of $1.5 million at the time of issuance and are combined with additional paid-in-capital on the Company's balance sheet. Each warrant entitles the holder to purchase one share of Unitrode Common Stock at a price of $28.467 per share. The warrants became exercisable on August 21, 1996, and expire on August 21, 1997.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

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





Cosmo S. Trapani                                 Robert L. Gable
Executive Vice President                         Chairman and Chief Executive
and Chief Financial Officer                      Officer

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitrode Corporation and Consolidated Subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                                        Coopers & Lybrand L.L.P.
Boston, Massachusetts
February 27, 1997

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 2, 1997.

Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 2, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 2, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES                                     PAGE
----------------------------------                                     ----

               Report of Independent Accountants                          36

(a) 1.   Financial Statements:

               Balance Sheets as of January 31, 1997
               and 1996                                                17-18

               Statements of Operations for the Years
               Ended January 31, 1997, 1996 and 1995                      19

               Statements of Cash Flows for the Years
               Ended January 31, 1997, 1996 and 1995                      20

               Statements of Stockholders' Equity for
               the Years Ended January 31, 1997, 1996
               and 1995                                                   21

               Notes to Financial Statements                           22-34

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

(a) 2.   Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts            42

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

              10F Unitrode Corporation Fiscal Year 1997 Supplementary Compensation Programs (filed as
                              Exhibit 10H to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1996, and incorporated herein by reference).

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

              10H Amendment to the Unitrode Corporation 1992 Employee Stock Option Plan, adopted March 17, 1997.

              10I Unitrode Corporation Fiscal Year 1998 Supplementary Compensation Programs.

              10J Restricted Stock Award Agreement dated as of August 9, 1993 between Unitrode Corporation and Robert L. Gable.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

Other Exhibits:

               3A Articles of Restatement of the Charter of the Registrant and Articles of Amendment to the Charter of the Registrant previously filed and incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.

               3B Articles Supplementary to the Charter of the Registrant, previously filed and incorporated by reference to Exhibits 3(A)(1) and (6) to the Registrant's current Report on Form 8-K filed May 4, 1990.

               3C Articles of Amendment to the Charter of the Company, previously filed and incorporated by reference to Exhibit 3B for the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.

               3D By-laws of the Company, as amended (filed as Exhibit 3C to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1992, and incorporated herein by reference).

              10K Rights Agreement dated as of May 2, 1990 between the Company and The First National Bank of Boston as Rights Agreement (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 3, 1990, and incorporated herein by reference).

              10L Agreement between Micro USPD, Inc. and Unitrode Corporation dated May 28, 1992 (filed as Exhibit 10L to the Annual Report on Form 10-K filed by the Company for the fiscal year ended January 31, 1993, and incorporated herein by reference).

              10M First Amendment, dated as of April 30, 1993, to the Rights Agreement, dated as of May 2, 1990,between the Company and The First National Bank of Boston, as Rights Agreement(filed as
                              Exhibit 1 to Form 8-A/A, Amendment to Registration Statement on Form 8-A, dated May 26, 1993, and incorporated herein by reference).

              10N Agreement among Natel Engineering Company, Inc., Unitrode Corporation and Powercube Corporation dated June 23, 1994 (filed as Exhibit 2 to Form 8-K dated June 23, 1994, and incorporated herein by reference).

              10O Agreement between SMC Acquisition Corporation and Unitrode Corporation dated October 11, 1994 (filed as Exhibit 2 to Form 8-K dated October 12, 1994, and incorporated herein by reference).

              10P Credit Agreement dated as of October 20, 1995 between Unitrode Corporation and BayBank (filed as
                              Exhibit 10N to the Annual Report on Form 10-K filed by the Company for the fiscal year ended January 31, 1996, and incorporated herein by reference).

              10Q Warrant Agreement between Unitrode Corporation and the First National Bank of Boston (filed as
                              Exhibit 1 to Registration Statement on Form 8-A dated November 2, 1995, and incorporated herein by reference).

              11              Calculation of Primary and Fully Diluted Net
                              Income Per Share.

              21              Subsidiaries of the Registrant.

              23              Consent of Independent Accountants.

              27              Financial Data Schedule.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual report on Form 10-K
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended January 31, 1997.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

--------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITRODE CORPORATION
                                              (Registrant)


      April 21, 1997                         By: /s/ Robert L. Gable
-----------------------------                    --------------------------------------------------
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


      April 21, 1997                         /s/ Peter A. Brooke
-----------------------------                ------------------------------------------------------
Date                                         Peter A. Brooke, Director


      April 21, 1997                         /s/ Edward H. Browder
-----------------------------                ------------------------------------------------------
Date                                         Edward H. Browder, President and Director


      April 21, 1997                         /s/ Robert L. Gable
-----------------------------                ------------------------------------------------------
Date                                         Robert L. Gable, Chairman, Chief Executive Officer
                                             and Director


      April 21, 1997                         /s/ Kenneth Hecht
-----------------------------                ------------------------------------------------------
Date                                         Kenneth Hecht, Director


      April 21, 1997                         /s/ Louis E. Lataif
-----------------------------                ------------------------------------------------------
Date                                         Louis E. Lataif, Director


      April 21, 1997                         /s/ Cosmo S. Trapani
-----------------------------                ------------------------------------------------------
Date                                         Cosmo S. Trapani, Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting Officer)


      April 21, 1997                         /s/ James T. Vanderslice
-----------------------------                ------------------------------------------------------
Date                                         James T. Vanderslice, Director

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K

--------------------------------------------------------------------------------


SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
Unitrode Corporation and Consolidated Subsidiaries

FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


                                                       Additions
                                    Balance at         charged to              Net               Balance
                                    beginning          costs and            Additions             at end
Description                         of period           expenses          (Deductions)          of period
----------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
-------------------------------

1997                                $  367,804         $        -         $    15,352           $  383,156
                                    ==========         ==========         ===========           ==========

1996                                $  296,510         $  199,900         $  (128,606)          $  367,804
                                    ==========         ==========         ===========           ==========

1995                                $  230,138         $  122,890         $   (56,518)(1)       $  296,510
                                    ==========         ==========         ===========           ==========


Inventory Reserves
------------------

1997                                $  732,997         $1,159,332         $  (878,000)          $1,014,329
                                    ==========         ==========         ===========           ==========

1996                                $1,218,889         $   25,000         $  (510,892)          $  732,997
                                    ==========         ==========         ===========           ==========

1995                                $1,633,258         $  772,969         $(1,187,338)(2)       $1,218,889
                                    ==========         ==========         ===========           ==========


(1) Includes a reduction of $29,700 due to the sale of Powercube Corporation.

(2) Includes reductions of $318,471 and $554,000, respectively, due to the sales of Powercube Corporation and the Micro Networks Division.