Form 10-Q
period 1997-05-03
UNITRODE CORP
filed 1997-06-16
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended May 3, 1997

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

There were 11,717,199 shares of common stock outstanding as of May 3, 1997.

                          Part I. Financial Information

Item 1. Financial Statements

                              Unitrode Corporation
                           Consolidated Balance Sheets
                                 (in thousands)

                                          May 3, 1997    January 31, 1997
Assets                                     (Unaudited)
-------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                 $ 51,076              $52,012
  Accounts receivable, net of
     allowance of $383 in May,
     1997 and $383 in January, 1997           25,244               15,864
  Notes receivable                               803                  905
  Inventories:
     Raw materials                               934                1,282
     Work in process                           8,208                6,303
     Finished goods                            2,069                3,365
                                            --------             --------
       Total inventory                        11,211               10,950
                                            --------             --------

  Deferred income taxes                        3,627                3,322

  Prepaid expenses and other
    current assets                             3,402                4,410
                                            --------             --------

     Total current assets                     95,363               87,463
                                            --------             --------

Property, plant and equipment, at cost       109,998               93,725
  Less accumulated depreciation               54,412               52,037
                                            --------             --------
    Property, plant and equipment, net        55,586               41,688
                                            --------             --------

Notes and other receivables, net of
  discount                                     3,329                3,514
Deferred income taxes                          1,240                1,191
Restricted cash  and investments                 816                  812
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,181 in May, 1997 and
   $2,110 in January, 1997                     1,909                1,980
Other assets and deferred charges              5,670                5,755
                                            --------             --------

Total assets                                $163,913             $142,403
                                            ========             ========





The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                           Consolidated Balance Sheets
                      (in thousands except per share data)

                                             May 3, 1997    January 31, 1997
Liabilities and Stockholders' Equity          (Unaudited)
----------------------------------------------------------------------------
Current liabilities:
  Accounts payable                              $ 15,446            $  8,768
  Income taxes payable                             7,520               4,346
  Accrued employee compensation and benefits       5,203               4,416
  Other current liabilities                        9,871               7,350
                                                --------            --------

     Total current liabilities                    38,040              24,880
                                                --------            --------

Deferred income taxes                              1,141               1,151
Other long-term liabilities                          728                 819
                                                --------            --------

     Total liabilities                            39,909              26,850
                                                --------            --------
Stockholders' equity:
  Common stock, $.20 par value;
    Authorized - 30,000 shares
    Issued - 11,717 in May, 1997
         and 11,633 in January, 1997               2,343               2,327
  Additional paid-in capital                      30,051              28,102
  Retained earnings                               91,717              85,255
                                                --------            --------
                                                 124,111             115,684
  Less:
    Deferred compensation                            107                 131
                                                --------            --------

     Total stockholders' equity                  124,004             115,553
                                                --------            --------

Total liabilities and
    stockholders' equity                        $163,913            $142,403
                                                ========            ========













The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)


For the three months ended                  May 3, 1997    April 27, 1996
-------------------------------------------------------------------------
Net revenues                                    $40,840           $34,221
Cost of revenues                                 19,146            16,016
                                                -------           -------

  Gross profit                                   21,694            18,205
                                                -------           -------

Operating expenses:
  Research and development                        4,322             4,450
  Selling, general and administrative             6,727             6,361
  New fab pre-operating expenses                  1,514                 -
                                                -------           -------

    Total operating expenses                     12,563            10,811
                                                -------           -------

Income from operations                            9,131             7,394
                                                -------           -------

Other income:
  Non-operating income(expense), net                175               (13)
  Royalty income                                    603               694
  Interest income, net                              611               409
                                                -------           -------

    Total other income                            1,389             1,090
                                                -------           -------


Income before income tax provision               10,520             8,484

Income tax provision                              3,934             3,223
                                                -------           -------

Net income                                      $ 6,586           $ 5,261
                                                =======           =======

Earnings per common share:
  Net income                                    $   .54           $   .44
                                                =======           =======

Average common and common equivalent
  shares outstanding                             12,195            11,855
                                                =======           =======















The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

For the three months ended                           May 3, 1997  April 27, 1996
--------------------------------------------------------------------------------
Cash flows from operating activities:

   Net income                                            $ 6,586         $ 5,261
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                         2,759           2,524
     Deferred compensation                                    24              46
     Deferred income taxes                                  (364)           (158)
     Other, net                                               (2)              1
   (Increase) decrease in assets:
     Accounts receivable                                  (9,380)         (3,696)
     Inventories                                            (261)           (321)
     Prepaid expenses and other current assets               159             (75)
     Other assets and deferred charges                         3               -
   Increase (decrease) in liabilities:
     Accounts payable                                      6,678            (382)
     Income taxes payable                                  4,239           3,374
     Accrued employee compensation and benefits              787          (3,990)
     Other current and long-term liabilities               2,430             613
                                                         -------         -------
          Total adjustments                                7,072          (2,064)
                                                         -------         -------
     Net cash provided by operating activities            13,658           3,197
                                                         -------         -------

Cash flows from investing activities:
   Property, plant, equipment and deposits               (15,745)         (2,726)
   Repayment of notes receivable                             292             199
   Proceeds on sale of assets                                 88              14
   Restricted cash and investments                            (5)         (1,539)
   Purchases of short-term investments                         -          (4,370)
                                                         -------         -------
     Net cash used by investing activities               (15,370)         (8,422)
                                                         -------         -------

Cash flows from financing activities:
   Proceeds from exercise of warrants                          9               -
   Proceeds from exercise of common stock options            931             248
   Purchase of common stock                                 (164)              -
                                                         -------         -------
     Net cash provided by financing activities               776             248
                                                         -------         -------

Net decrease in cash and cash equivalents                   (936)         (4,977)
Cash and cash equivalents at beginning of period          52,012          36,228
                                                         -------         -------
Cash and cash equivalents at end of period               $51,076         $31,251
                                                         =======         =======

Supplemental information:
   Interest paid                                         $    47         $    19
   Income taxes paid, net of tax refunds                      59              30



The accompanying notes are an integral part of the financial statements.

                              Unitrode Corporation
                   Notes to Consolidated Financial Statements
                                   May 3, 1997
                                   (Unaudited)



Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. Certain amounts for fiscal year 1997 have been reclassified to conform with presentation of similar amounts in fiscal year 1998.


Note 2 - New Accounting Standards
---------------------------------

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilutive securities such as stock options and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the existing rules for fully diluted earnings per share. The Company will adopt SFAS No. 128 as of January 31, 1998 and will restate all prior period earnings per share data presented. Basic earnings per share calculated under the provisions of SFAS No. 128 for the three months ended May 3, 1997 and April 27, 1996 would have been $.56 and $.46, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended May 3, 1997 versus Three Months Ended April 27, 1996

Results of Operations
---------------------

Net revenues for the quarter ended May 3, 1997 were $40.8 million compared with $34.2 million in the previous year's first quarter, an increase of $6.6 million or 19%. This increase in revenues was primarily due to the increase in demand for products in the electronic data processing markets. Product sales to one of the Company's customers represented approximately 28% and 26% of sales for the first quarter of fiscal years 1998 and 1997, respectively. Approximately 68% of sales in the first quarter were international compared with 65% in the prior year.

Gross profit as a percentage of net revenues was essentially unchanged at 53% for the first quarter of fiscal year 1998, compared to the same quarter in the prior year.

Research and development expenses were approximately 11% of net revenues, or $4.3 million, compared with 13%, or $4.5 million, in the prior year. Selling, general and administrative expenses as a percentage of net revenues decreased approximately 2 percentage points to 16% when compared to the previous year's first quarter. The percentage decreases for both research and development expenses and selling, general and administrative expenses were principally due to the increased sales volume.

During fiscal year 1998, the Company estimates spending approximately $5 to $6 million in pre-operating expenses associated with the 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire. Pre-operating costs, which are incurred prior to the commencement of production, relate primarily to the recruitment and training of personnel as well as the qualification of equipment and manufacturing processes to meet design, test, and reliability specifications for production. In the first quarter of fiscal year 1998, the Company incurred $1.5 million in pre-operating expenses.

Interest income increased by $202,000 principally due to the increase in the Company's cash and cash equivalents.

The consolidated effective tax rate for the quarter ended May 3, 1997 was 37.4% compared with 38.0% for the quarter ended April 27, 1996. This decrease was due primarily to a reduction in the state tax rate for the Company.

Net income increased 25% from $5.3 million, or $.44 per share, for the first quarter of fiscal year 1997 compared to $6.6 million, or $.54 per share, for the first quarter of fiscal year 1998.

Financial Condition
-------------------


Cash and short-term investments at May 3, 1997 decreased by $0.9 million since the beginning of fiscal year 1998. The principal sources of cash were $13.7 million from operating activities and $0.9 million in proceeds from exercises of employee stock options offset by $15.7 million in capital expenditures.

The ratio of current assets to current liabilities was 2.51:1 at May 3, 1997 compared with 3.52:1 at January 31, 1997. Working capital of $57.3 million at May 3, 1997 decreased by $5.3 million from January 31, 1997. It is anticipated that the Company's operating cash needs for fiscal year 1998, including planned capital expenditures, will be met by internally generated funds and available cash.

In fiscal year 1997, the Company began construction of a new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire, in order to increase manufacturing capacity and expand process capabilities. The initial phase is expected to cost approximately $36 million. As of May 3, 1997, the Company has spent approximately $23 million on this new facility, with the remaining balance of approximately $13 million estimated to be spent by the middle of fiscal year 1998, when the construction of this new facility is expected to be completed. Equipment installation and qualification of manufacturing processes are scheduled for the remainder of the fiscal year.

In addition to the new wafer fabrication facility, the Company plans to spend approximately $21 million for capital expenditures in fiscal year 1998 to support ongoing operations. These capital investments are primarily for additional manufacturing and testing capacity.

Accounts receivable at May 3, 1997 increased by $9.4 million from January 31, 1997 primarily due to the higher level of sales. Receivable days sales outstanding were 52 days at May 3, 1997 compared to 44 days at January 31, 1997 and 48 days at April 27, 1996.

Accounts payable and other current liabilities at May 3, 1997 increased by a total of $9.2 million from January 31, 1997 primarily due to obligations for capital assets and pre-operating costs related to the new wafer fabrication expansion program.


New Accounting Standards
------------------------

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

Forward-Looking Information
---------------------------

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Results of Operations" and "Financial Condition" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 31, 1997, particularly the information appearing under the heading "Factors Affecting Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report.

                           Part II. Other Information

                              Unitrode Corporation
                                   May 3, 1997


Item 1.     Legal Proceedings
-----------------------------

            None.

Item 2.     Changes in the Rights of the Company's Security Holders
-------------------------------------------------------------------

            None.

Item 3.     Defaults upon Senior Securities
-------------------------------------------

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

            The Registrant's annual meeting of stockholders was held on June 2, 1997, at which two matters were submitted to a vote of security holders: (1) the election of Edward H. Browder and Kenneth Hecht as directors of the Registrant, each for a three-year term ending in 2000; and, (2) the approval and ratification of an amendment to the Registrant's 1992 Employee Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan from 2,000,000 shares to 3,000,000 shares. As of April 4, 1997, the record date for said meeting, there were outstanding 11,710,174 shares of the Registrant's common stock entitled to vote at the meeting. At such meeting, the holders of 10,638,004 shares were represented in person or by proxy, constituting a quorum. At such meeting, the votes with respect to the matters proposed to the stockholders were as follows:

            (1) Election of Directors
                ---------------------

                                       For            Withheld
                                    ----------        --------
            Mr. Browder             10,383,011        254,993
            Mr. Hecht               10,385,046        252,958


            (2) Approval and Ratification of Amendment to the Unitrode 1992
                -----------------------------------------------------------
                Employee Stock Option Plan
                --------------------------

                                       For            Against         Abstain
                                    ---------         ---------       -------
                                    6,230,852         2,730,531       105,683

Item 5.     Other Information
-----------------------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

    (a)     Exhibits
            --------

            Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
                         Share

            Exhibit 27 - Financial Data Schedule

    (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the first quarter of the fiscal year ended January 31, 1998.

                              Unitrode Corporation
                                   May 3, 1997

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNITRODE CORPORATION



     June 16, 1997                      /s/Robert L. Gable
-------------------------               -----------------------------------
Date                                    Chairman and Chief Executive
                                        Officer


     June 16, 1997                      /s/ Cosmo S. Trapani
-------------------------               -----------------------------------
Date                                    Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)