Form 10-Q
period 1997-08-02
UNITRODE CORP
filed 1997-09-15
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended AUGUST 2, 1997

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

There were 11,807,326 shares of common stock outstanding as of August 2, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                                 (in thousands)


                                              August 2, 1997   January 31, 1997
Assets                                          (Unaudited)
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                     $ 46,919        $ 52,012
  Accounts receivable, net of allowance
     of $403 in August, 1997
     and $383 in January, 1997                    27,656          15,864
  Notes receivable                                   754             905
  Inventories:
     Raw materials                                   739           1,282
     Work in process                               8,724           6,303
     Finished goods                                1,714           3,365
                                                --------        --------
       Total inventory                            11,177          10,950
                                                --------        --------

  Deferred income taxes                            4,303           3,322
  Prepaid expenses and other
    current assets                                 2,560           4,410
                                                --------        --------

     Total current assets                         93,369          87,463
                                                --------        --------

Property, plant and equipment, at cost           121,644          93,725
  Less accumulated depreciation                   57,146          52,037
                                                --------        --------
    Property, plant and equipment, net            64,498          41,688
                                                --------        --------

Notes and other receivables, net of
 discount                                          3,098           3,514
Deferred income taxes                                723           1,191
Restricted cash and investments                      947             812
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,252 in August, 1997 and
   $2,110 in January, 1997                         1,838           1,980
Other assets and deferred charges                  4,428           5,755
                                                --------        --------

Total assets                                    $168,901        $142,403
                                                ========        ========




The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                      (in thousands except per share data)


                                              August 2, 1997    January 31, 1997
Liabilities and Stockholders' Equity            (Unaudited)
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                               $ 10,924          $  8,768
  Income taxes payable                              3,335             4,346
  Accrued employee compensation
     and benefits                                   8,921             4,416
  Other current liabilities                         9,672             7,350
                                                 --------          --------

     Total current liabilities                     32,852            24,880
                                                 --------          --------

Deferred income taxes                               1,129             1,151
Other long-term liabilities                           858               819
                                                 --------          --------

     Total liabilities                             34,839            26,850
                                                 --------          --------

Stockholders' equity:
  Common stock, $.20 par value;
    Authorized - 30,000 shares
    Issued - 11,807 in August, 1997 and
             11,633 in January, 1997                2,361             2,327
  Additional paid-in capital                       32,007            28,102
  Retained earnings                                99,778            85,255
                                                 --------          --------
                                                  134,146           115,684

Less:
  Deferred compensation                                84               131
                                                 --------          --------

     Total stockholders' equity                   134,062           115,553
                                                 --------          --------

Total liabilities and
    stockholders' equity                         $168,901          $142,403
                                                 ========          ========

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)


For the three months ended                   August 2, 1997        July 27, 1996
--------------------------------------------------------------------------------

Net revenues                                  $48,178                $30,008
Cost of revenues                               22,624                 14,102
                                              -------                -------

  Gross profit                                 25,554                 15,906
                                              -------                -------

Operating expenses:
  Research and development                      4,409                  4,030
  Selling, general and administrative           7,863                  5,275
  New fab pre-operating expenses                1,631                      -
                                              -------                -------
    Total operating expenses                   13,903                  9,305
                                              -------                -------

Income from operations                         11,651                  6,601
                                              -------                -------

Other income (expense):
  Royalty income                                1,047                    561
  Non-operating income (expense), net            (472)                    39
  Interest income, net                            655                    454
                                              -------                -------

    Total other income                          1,230                  1,054
                                              -------                -------

Income before income tax provision             12,881                  7,655

Income tax provision                            4,763                  2,947
                                              -------                -------

Net income                                     $8,118                 $4,708
                                              =======                =======

Earnings per common share:
  Net income                                  $   .65                $   .40
                                              =======                =======

Average common and common equivalent
  shares outstanding                           12,456                 11,838
                                              =======                 ======



The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)




For the six months ended                 August 2, 1997      July 27, 1996
--------------------------------------------------------------------------

Net revenues                                   $ 89,018           $ 64,229
Cost of revenues                                 41,770             30,118
                                               --------           --------

  Gross profit                                   47,248             34,111
                                               --------           --------

Operating expenses:
  Research and development                        8,731              8,480
  Selling, general and administrative            14,590             11,636
  New fab pre-operating expenses                  3,145                 --
                                               --------           --------

    Total operating expenses                     26,466             20,116
                                               --------           --------

Income from operations                           20,782             13,995
                                               --------           --------

Other income (expense):
  Royalty income                                  1,650              1,255
  Non-operating income (expense), net              (297)                26
  Interest income, net                            1,266                863
                                               --------           --------

    Total other income                            2,619              2,144
                                               --------           --------

Income before income tax provision               23,401             16,139

Income tax provision                              8,697              6,170
                                               --------           --------

Net income                                     $ 14,704           $  9,969
                                               ========           ========



Earnings per common share:
   Net income                                  $   1.19           $    .84
                                               ========           ========

Average common and common equivalent
  shares outstanding                             12,326             11,846
                                               ========           ========


The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

For the six months ended                                  August 2, 1997      July 27, 1996
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                 $ 14,704        $  9,969
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                               5,545           5,534
     Deferred compensation                                          47              77
     Writedown of assets                                         1,105              --
     Deferred income taxes                                        (535)             50
     Other, net                                                    (87)            152
     (Increase) decrease in assets:
       Accounts receivable                                     (11,792)          1,711
       Inventories                                                (227)         (2,073)
       Other current and long-term assets                          197             200
     Increase (decrease) in liabilities:
       Accounts payable                                          2,156            (845)
       Income taxes payable                                        730            (763)
       Accrued employee compensation and benefits                4,505          (4,377)
       Other current and long-term liabilities                   2,361            (171)
                                                              --------        --------
          Total adjustments                                      4,005            (505)
                                                              --------        --------
       Net cash provided by operating activities                18,709           9,464
                                                              --------        --------

Cash flows from investing activities:
   Property, plant and equipment and deposits                  (26,331)         (8,162)
   Proceeds on sale of assets                                       94              84
   Repayment of notes receivable                                   578             480
   Restricted cash and investments                                (160)         (1,644)
   Maturities of short-term investments                             --           4,345
   Purchases of short-term investments                              --          (4,369)
                                                              --------        --------
       Net cash used by investing activities                   (25,819)         (9,266)
                                                              --------        --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants          2,256             719
   Purchase of common stock                                       (239)            (92)
                                                              --------        --------
       Net cash provided by financing activities                 2,017             627
                                                              --------        --------

Net increase (decrease) in cash and cash equivalents            (5,093)            825
Cash and cash equivalents at beginning of period                52,012          36,228
                                                              --------        --------
Cash and cash equivalents at end of period                    $ 46,919        $ 37,053
                                                              ========        ========

Supplemental information:
     Interest paid                                            $     71        $     43
     Income taxes paid, net of tax refunds                       8,502           6,894


The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                          Notes to Financial Statements
                                 August 2, 1997
                                   (Unaudited)


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K of Unitrode Corporation (the "Company") for the year ended January 31, 1997.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. Certain amounts for fiscal year 1997 have been reclassified to conform with presentation of similar amounts in fiscal year 1998.


Note 2 - New Accounting Standards
---------------------------------

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilutive securities such as stock options and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the existing rules for fully diluted earnings per share. The Company will adopt SFAS No. 128 as of January 31, 1998 and will restate all prior period earnings per share data presented. Basic earnings per share calculated under the provisions of SFAS No. 128 for the three months ended August 2, 1997 and July 27, 1996 would have been $.69 and $.41 respectively, and for the six months ended August 2, 1997 and July 27, 1996 would have been $1.25 and $.87, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Three Months Ended August 2, 1997 versus Three Months Ended July 27, 1996

Net sales for the quarter ended August 2, 1997 were $48.2 million compared with $30.0 million in the previous year's second quarter, an increase of $18.2 million or 61%. This sales increase was due primarily to a higher level of demand for the Company's power management and interface products, resulting from strength in the electronic data and computer peripherals markets. Product sales to one of the Company's customers represented approximately 21% of sales in the second quarter of fiscal year 1998 compared to 30% in the same period in fiscal year 1997. Approximately 63% of sales in the second quarter were international compared with 66% in the prior year.

Gross profit as a percentage of net sales remained unchanged at 53% compared to the prior year. Lower unit costs resulting from greater capacity utilization at the Company's wafer fabrication facilities were substantially offset by increased sales of new products having fixed unit costs manufactured by GMT Microelectronics Corporation ("GMT"), a foundry in which the Company has a strategic relationship. The Company expects to maintain gross margin at approximately the current rate for the rest of the fiscal year after taking into consideration the combination of additional capacity at GMT and the conversion of part of the 4" existing Merrimack facility to BiCMOS processes.

Research and development expenses were 9% of net sales, or $4.4 million, compared with 13%, or $4.0 million, in the prior year. The percentage decrease for research and development expenses was principally due to the increased sales volume. Selling, general and administrative expenses were 16% of net sales, or $7.9 million, compared with 18%, or $5.3 million, in the previous year's second quarter. The increase of $2.6 million was primarily due to incentive compensation accruals and sales commissions.

During fiscal year 1998, the Company estimates spending approximately $6.0 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire. Pre-operating costs, which are incurred prior to the commencement of production, relate primarily to the recruitment and training of personnel as well as the qualification of equipment and manufacturing processes to meet design, test, and reliability specifications for production. In the second quarter of fiscal year 1998, the Company incurred $1.6 million in pre-operating expenses.

Royalty income increased by $486,000 principally due to a lump-sum receipt from a new licensee in this fiscal quarter.

The consolidated effective tax rate for the quarter ended August 2, 1997 was 37.0% compared with 38.5% for the quarter ended July 27, 1996. This decrease was due primarily to a reduction in the state income tax rate for the Company and the tax rate applicable to the Company's foreign operations.

Net income increased 72% from $4.7 million, or $.40 per share, for the second quarter of fiscal year 1997 compared to $8.1 million, or $.65 per share, for the second quarter of fiscal year 1998.

---------------------

Six Months Ended August 2, 1997 versus Six Months Ended July 27, 1996

Net sales for the six months ended August 2, 1997 were $89.0 million compared with $64.2 million in the previous year's six month period, an increase of $24.8 million or 39%. This sales increase was due primarily to a higher level of demand for the Company's power management and interface products, resulting from strength in the electronic data and computer peripherals markets. Product sales to one of the Company's customers represented approximately 24% of sales for the six months ended August 2, 1997 compared to 28% for the six months ended July 27, 1996. Approximately 65% of sales in the first six months of both fiscal years 1998 and 1997 were international.

Gross profit as a percentage of net sales remained unchanged at 53% when compared to the prior year. Lower unit costs resulting from greater capacity utilization at the Company's wafer fabrication facilities were substantially offset by increased sales of new products having fixed unit costs manufactured by GMT Microelectronics Corporation.

Research and development expenses were 10% of net sales, or $8.7 million, compared with 13%, or $8.5 million, in the prior year. The percentage decrease for research and development expenses was principally due to the increased sales volume. Selling, general and administrative expenses were 16% of net sales, or $14.6 million, compared with 18%, or $11.6 million, in the previous year. This increase of $3.0 million was due primarily to incentive compensation accruals and sales commissions.

During the first six months of fiscal year 1998, the Company incurred $3.1 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire.

Royalty income increased by $395,000 principally due to a lump-sum receipt from a new licensee in the second quarter of fiscal year 1998. Interest income increased by $403,000 primarily due to the increase in the Company's cash and cash equivalents.

The consolidated effective tax rate for the six months ended August 2, 1997 was 37.2% compared with 38.2% for the six months ended July 27, 1996. This decrease was due primarily to a reduction in the state income tax rate for the Company and the tax rate applicable to the Company's foreign operations.

Net income for the first six months increased 47% from $10.0 million, or $.84 per share, for fiscal year 1997 compared to $14.7 million, or $1.19 per share, for fiscal year 1998.

FINANCIAL CONDITION
-------------------

Cash and short-term investments at August 2, 1997 decreased by $5.1 million to $46.9 million since the beginning of fiscal year 1998. The principal sources of cash were $18.7 million from operating activities and $2.3 million in proceeds from exercises of stock options and warrants offset by $26.3 million in capital expenditures.

In fiscal year 1998, the Company expects to spend a total of approximately $44 million in capital expenditures consisting of $25 million for the new wafer fabrication facility and $19 million to support ongoing operations, primarily increased testing capacity. The construction of the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire is completed. Qualification of equipment and manufacturing processes are scheduled for the remainder of fiscal year 1998. The new fab is expected to become operational in the first quarter of fiscal year 1999. It is anticipated that the Company's operating cash needs for fiscal year 1998, including planned capital expenditures, will be met by internally generated funds and available cash.

The ratio of current assets to current liabilities was 2.84:1 at August 2, 1997 compared with 3.52:1 at January 31, 1997. Working capital of $60.5 million at August 2, 1997 decreased by $2.1 million from January 31, 1997. Accounts receivable at August 2, 1997 increased by $11.8 million from January 31, 1997 primarily due to the higher level of sales. Receivable day sales outstanding were 51 days at August 2, 1997 compared to 44 days at January 31, 1997 and 52 days at May 3, 1997. Accounts payable and other current liabilities at August 2, 1997 increased by a total of $4.5 million from January 31, 1997, primarily due to obligations for capital assets and pre-operating costs related to the new wafer fabrication expansion program. Accrued employee compensation and benefits has increased by $4.5 million since year-end primarily due to incentive compensation accruals.

On November 21, 1995, the Company issued 247,883 warrants to purchase the Company's common stock as part of the final settlement of a class action lawsuit. Each warrant entitles the holder to purchase one share of the Company's common stock at $28.467 per share. These warrants expired on August 21, 1997. Upon expiration, the Company received $6.2 million in proceeds from the exercise of 219,034 warrants.

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

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                 August 2, 1997

Item 1.  Legal Proceedings
--------------------------

In June, 1997, Linear Technology Corporation ("LTC") filed a complaint in U.S. District Court for the Northern District of California (San Jose Division) alleging that certain products of the Company and products of four other defendants infringe an LTC patent. The complaint seeks damages and an injunction against infringement of the patent. The Company has denied any infringement and has filed a counterclaim seeking that the patent be declared invalid. The Company believes that the resolution of this action will not have a materially adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes In The Rights Of The Company's Security Holders
----------------------------------------------------------------

None.

Item 3.  Defaults upon Senior Securities
----------------------------------------

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Registrant's annual meeting of stockholders was held on June 2, 1997, at which two matters were submitted to a vote of security holders: (1) the election of Edward H. Browder and Kenneth Hecht as directors of the Registrant, each for a three-year term ending in 2000; and, (2) the approval and ratification of an amendment to the Registrant's 1992 Employee Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan from 2,000,000 shares to 3,000,000 shares. As of April 4, 1997, the record date for said meeting, there were outstanding 11,710,174 shares of the Registrant's common stock entitled to vote at the meeting. At such meeting, the holders of 10,638,004 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

      (1) Election Of Directors:
      --------------------------
                                  For           Withheld
                                  ---           --------

      Mr. Browder             10,383,011        254,993
      Mr. Hecht               10,385,046        252,958

      (2) Approval and Ratification of Amendment to the Unitrode 1992
          -----------------------------------------------------------
          Employee Stock Option Plan:
          ---------------------------

                                  For           Against           Abstain
                                  ---           -------           -------

                              6,230,852         2,730,531         105,683

Item 5.  Other Information
--------------------------

On August 5, 1997, the Company announced a special meeting of stockholders to be held on September 29, 1997 for the purposes of considering and voting on an increase in the total number of authorized shares from 31,000,000 to 61,000,000 and the number of authorized shares of common stock from 30,000,000 to 60,000,000. Stockholders will also consider and vote on a proposal to reduce the par value of the Company's common stock and preferred stock to $.01 per share. Contingent upon stockholder approval of additional authorized shares, the Board approved a two-for-one stock split in the form of a dividend of one additional share of common stock for each outstanding share of common stock to stockholders of record as of the close of business on October 6, 1997.

               Unitrode Corporation and Consolidated Subsidiaries
                                 August 2, 1997


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)   Exhibits
            --------

            Exhibit 11 - Computation of Primary and Fully Diluted Earnings per Share

            Exhibit 27 - Financial Data Schedule

      (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the second quarter of the fiscal year ended January 31, 1998.

               Unitrode Corporation and Consolidated Subsidiaries
                                 August 2, 1997

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNITRODE CORPORATION



September 15, 1997               /s/ Robert L. Gable
------------------               ----------------------------------------
Date                             Robert L. Gable
                                 Chairman and Chief Executive Officer


September 15, 1997               /s/ Cosmo S. Trapani
------------------               ----------------------------------------
Date                             Cosmo S. Trapani
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting
                                 Officer)