Form 10-Q
period 1997-11-01
UNITRODE CORP
filed 1997-12-15
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 For the quarterly period ended NOVEMBER 1, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were 24,243,582 shares of common stock outstanding as of November 1, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                                 (in thousands)

                                                  November 1, 1997        January 31, 1997
Assets                                               (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 61,169              $ 52,012
  Accounts receivable, net of allowance
     of $279 in November, 1997
     and $383 in January, 1997                          28,685                15,864
  Notes receivable                                         703                   905
  Inventories:
     Raw materials                                         712                 1,282
     Work in process                                     8,158                 6,303
     Finished goods                                      1,562                 3,365
                                                      --------              --------
       Total inventory                                  10,432                10,950
                                                      --------              --------

  Deferred income taxes                                  5,259                 3,322
  Prepaid expenses and other
    current assets                                       3,240                 4,410
                                                      --------              --------

     Total current assets                              109,488                87,463
                                                      --------              --------

Property, plant and equipment, at cost                 130,644                93,725
  Less accumulated depreciation                         59,921                52,037
                                                      --------              --------
    Property, plant and equipment, net                  70,723                41,688
                                                      --------              --------

Notes and other receivables, net
  of discount                                            2,982                 3,514
Deferred income taxes                                      372                 1,191
Restricted cash and investments                          1,152                   812
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,323 in November, 1997 and
   $2,110 in January, 1997                               1,767                 1,980
Other investments and deferred charges                   4,329                 5,755
                                                      --------              --------

Total assets                                          $190,813              $142,403
                                                      ========              ========

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                      (in thousands except per share data)


                                                       November 1, 1997        January 31, 1997
Liabilities and Stockholders' Equity                     (Unaudited)
Current liabilities:
  Accounts payable                                         $ 10,887               $  8,768
  Income taxes payable                                        2,226                  4,346
  Accrued employee compensation and benefits                 11,747                  4,416
  Accrued distributor liability                               2,928                  1,079
  Other current liabilities                                   8,462                  6,271
                                                           --------               --------

     Total current liabilities                               36,250                 24,880
                                                           --------               --------

Deferred income taxes                                         1,113                  1,151
Other long-term liabilities                                   1,087                    819
                                                           --------               --------

     Total liabilities                                       38,450                 26,850
                                                           --------               --------

Stockholders' equity:
  Common stock, $.01 par value at November, 1997
    and $.20 par value at January, 1997;
    Authorized - 60,000 shares
    Issued - 24,244 in November, 1997 and
             23,266 in January, 1997                            242                  2,327
  Additional paid-in capital                                 43,699                 28,102
  Retained earnings                                         108,482                 85,255
                                                           --------               --------
                                                            152,423                115,684

  Less:
    Deferred compensation                                        60                    131
                                                           --------               --------

     Total stockholders' equity                             152,363                115,553
                                                           --------               --------

Total liabilities and
    stockholders' equity                                   $190,813               $142,403
                                                           ========               ========

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)


For the three months ended                      November 1, 1997      October 26, 1996
Net revenues                                        $48,538               $ 32,075
Cost of revenues                                     22,818                 15,230
                                                    -------               --------

  Gross profit                                       25,720                 16,845
                                                    -------               --------

Operating expenses:
  Research and development                            4,644                  4,267
  Selling, general and administrative                 7,217                  5,534
  New fab pre-operating expenses                      1,506                     --
                                                    -------               --------

    Total operating expenses                         13,367                  9,801
                                                    -------               --------

Income from operations                               12,353                  7,044
                                                    -------               --------

Other income (expense):
  Royalty income                                        715                    832
  Non-operating income (expense), net                   107                   (255)
  Interest income, net                                  761                    473
                                                    -------               --------

    Total other income                                1,583                  1,050
                                                    -------               --------

Income before income tax provision                   13,936                  8,094

Income tax provision                                  5,086                  3,109
                                                    -------               --------

Net income                                          $ 8,850               $  4,985
                                                    =======               ========



Earnings per common share:
  Net income                                        $   .35               $    .21
                                                    =======               ========

Average common and common equivalent
  shares outstanding                                 25,459                 23,551
                                                    =======               ========

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

For the nine months ended                        November 1, 1997         October 26, 1996
Net revenues                                         $ 137,556                 $ 96,304
Cost of revenues                                        64,588                   45,348
                                                     ---------                 --------

  Gross profit                                          72,968                   50,956
                                                     ---------                 --------

Operating expenses:
  Research and development                              13,375                   12,747
  Selling, general and administrative                   21,807                   17,170
  New fab pre-operating expenses                         4,651                       --
                                                     ---------                 --------

    Total operating expenses                            39,833                   29,917
                                                     ---------                 --------

Income from operations                                  33,135                   21,039
                                                     ---------                 --------

Other income (expense):
  Royalty income                                         2,365                    2,087
  Non-operating expense, net                              (190)                    (229)
  Interest income, net                                   2,027                    1,336
                                                     ---------                 --------

    Total other income                                   4,202                    3,194
                                                     ---------                 --------

Income before income tax provision                      37,337                   24,233

Income tax provision                                    13,783                    9,279
                                                     ---------                 --------

Net income                                           $  23,554                 $ 14,954
                                                     =========                 ========


Earnings per common share:
 Net income                                          $     .95                 $    .63
                                                     =========                 ========

Average common and common equivalent
  shares outstanding                                    24,920                   23,645
                                                     =========                 ========

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


For the nine months ended                                         November 1, 1997       October 26, 1996
Cash flows from operating activities:
   Net income                                                         $ 23,554                $ 14,954
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                       8,401                   8,403
     Deferred compensation                                                  71                     102
     Writedown of assets                                                 1,105                     504
     Deferred income taxes                                              (1,156)                    352
     Other, net                                                              3                    (168)
    (Increase) decrease in assets:
       Accounts receivable                                             (12,821)                  1,969
       Inventories                                                         518                  (1,815)
       Other current and long-term assets                                 (250)                    104
     Increase (decrease) in liabilities:
       Accounts payable                                                  2,119                  (1,986)
       Income taxes payable                                              1,151                   1,020
       Accrued employee compensation and benefits                        7,331                  (3,680)
       Accrued distributor liability                                     1,849                    (106)
       Other current and long-term liabilities                           2,459                     800
                                                                      --------                --------
         Total adjustments                                              10,780                   5,499
                                                                      --------                --------
     Net cash provided by operating activities                          34,334                  20,453
                                                                      --------                --------
Cash flows from investing activities:
   Property, plant and equipment and deposits                          (35,568)                (13,789)
   Proceeds on sale of assets                                               95                     262
   Repayment of notes receivable                                           751                     682
   Restricted cash and investments                                        (369)                 (1,710)
   Maturities of short-term investments                                     --                   4,345
   Purchases of short-term investments                                      --                  (4,370)
                                                                      --------                --------
     Net cash used by investing activities                             (35,091)                (14,580)
                                                                      --------                --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                 10,188                     907
   Purchase of common stock                                               (274)                   (350)
                                                                      --------                --------
     Net cash provided by financing activities                           9,914                     557
                                                                      --------                --------

Net increase in cash and cash equivalents                                9,157                   6,430
Cash and cash equivalents at beginning of period                        52,012                  36,228
                                                                      --------                --------
Cash and cash equivalents at end of period                            $ 61,169                $ 42,658
                                                                      ========                ========

Supplemental information:
   Interest paid                                                      $     71                $     67
   Income taxes paid, net of tax refunds                                13,821                   7,904

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                   Notes to Consolidated Financial Statements
                                November 1, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. Certain amounts for fiscal year 1997 have been reclassified to conform with presentation of similar amounts in fiscal year 1998.


NOTE 2 - NEW ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilutive securities such as stock options and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the existing rules for fully diluted earnings per share. The Company will adopt SFAS No. 128 as of January 31, 1998 and will restate all prior period earnings per share data presented. Basic earnings per share calculated under the provisions of SFAS No. 128 for the three months ended November 1, 1997 and October 26, 1996 would have been $.37 and $.22, respectively, and for the nine months ended November 1, 1997 and October 26, 1996 would have been $1.00 and $.65, respectively.

NOTE 3 - STOCK SPLIT

On September 29, 1997, the stockholders approved an increase in the authorized common stock to 60,000,000 shares in order to permit, among other things, a two-for-one stock split of the Company's common stock. The record date of the stock split was October 6, 1997 with a distribution date of October 14, 1997. All share and per share information (including share repurchases) in the consolidated financial statements have been restated to reflect the stock split.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

In June, 1997, Linear Technology Corporation ("LTC") filed a complaint in the U.S. District Court for the Northern District of California (San Jose Division) alleging that certain products of the Company and products of four other defendants infringe an LTC patent. The complaint seeks damages and an injunction against infringement of the patent. The Company has denied any infringement and has filed a counterclaim seeking that the patent be declared invalid. The Company believes that the resolution of this action will not have a materially adverse effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended November 1, 1997 versus Three Months Ended October 26, 1996

Net sales for the quarter ended November 1, 1997 were $48.5 million compared with $32.1 million in the previous year's third quarter, an increase of $16.5 million or 51%. This sales increase was due primarily to a higher level of demand for the Company's power management and interface products. Approximately 67% of sales in the third quarter were international compared with 74% in the prior year.

Sales in the Company's third quarter were approximately level with those of the second quarter primarily due to manufacturing constraint, particularly in the capacity to fabricate BiCMOS wafers. GMT Microelectronics Corp. ("GMT"), an outside foundry, is the Company's source of BiCMOS wafers which supported about 50% of the third quarter's revenues. This dependence is expected to continue until either the Company's new 6" BiCMOS wafer fabrication facility becomes operational, expected to occur in the first half of the next fiscal year, or until the qualification of a second foundry source is completed.

Near the end of the third quarter and continuing to date, several of the Company's customers in the disk drive market announced production cutbacks, severe price cutting, or excess inventories on hand or in distribution channels. Weakness in this market will affect the Company's short-term bookings and has affected the schedule of existing backlog.

Gross profit as a percentage of net sales was 53.0% in the third quarter of fiscal year 1998 compared to 52.5% in the same quarter of the prior year. Lower unit costs resulting from greater capacity utilization at the Company's wafer fabrication facilities were substantially offset by increased sales of new products having fixed unit costs manufactured by an outside foundry. Gross profit percentage in future quarters will be impacted if sales decline, or process mix or wafer fabrication source requirements change.

Research and development expenses were approximately 10% of net sales, or $4.6 million, compared with 13%, or $4.3 million, in the prior year. The percentage decrease for research and development expenses was principally due to the increased sales volume. Selling, general and administrative expenses were 15% of net sales, or $7.2 million, compared with 17%, or $5.5 million, in the previous year's third quarter. The increase of $1.7 million was primarily due to incentive compensation accruals and sales commissions.

The Company estimates spending approximately $6.0 to $7.5 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire. Pre-operating costs, which are incurred prior to the commencement of production, relate primarily to the recruitment and training of personnel as well as the qualification of equipment and manufacturing processes to meet design, test, and reliability specifications for production. In fiscal year 1998, the Company incurred $1.5 million in pre-operating expenses in the third quarter and $4.7 million year-to-date. The balance of these expenses are expected to be incurred during the remaining pre-operating period.

The consolidated effective tax rate for the quarter ended November 1, 1997 was 36.5% compared with 38.4% for the quarter ended October 26, 1996. This decrease was due primarily to a reduction in the Company's state income tax rate and the tax rate applicable to the Company's foreign operations.

Net income increased 78% from $5.0 million, or $.21 per share, in the third quarter of fiscal year 1997 compared to $8.9 million, or $.35 per share, in the third quarter of fiscal year 1998. The per share amounts are based on the average common and common equivalent shares outstanding which were adjusted for a two-for-one stock split that was effective October 6, 1997.

Nine Months Ended November 1, 1997 versus Nine Months Ended October 26, 1996

Net sales for the nine months ended November 1, 1997 were $137.6 million compared with $96.3 million in the previous year's nine-month period, an increase of $41.3 million or 43%. This sales increase was due primarily to a higher level of demand for the Company's power management and interface products. International sales accounted for approximately 66% of total sales for the nine months ended November 1, 1997 compared to 68% for the nine months ended October 26, 1996.

Gross profit as a percentage of net sales was 53.0% for the first nine months of fiscal year 1998 compared with 52.9% for the same period in the prior year. Lower unit costs resulting from greater capacity utilization at the Company's wafer fabrication facilities were substantially offset by increased sales of new products having fixed unit costs manufactured by an outside foundry.

Research and development expenses were approximately 10% of net sales, or $13.4 million, compared with 13%, or $12.7 million, in the prior year. The percentage decrease for research and development expenses was principally due to the increased sales volume. Selling, general and administrative expenses were approximately 16% of net sales, or $21.8 million, compared with 18%, or $17.2 million, in the previous year. This increase of $4.6 million was due primarily to incentive compensation accruals and sales commissions.

During the first nine months of fiscal year 1998, the Company incurred $4.7 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire.


Interest income increased by $691,000 primarily due to the increase in the Company's cash and cash equivalents.

The consolidated effective tax rate for the nine months ended November 1, 1997 was 36.9% compared with 38.3% for the nine months ended October 26, 1996. This decrease was due primarily to a reduction in the Company's state income tax rate and the tax rate applicable to the Company's foreign operations.

Net income increased 58% from $15.0 million, or $.63 per share, in the nine months ended October 26, 1996 compared to $23.6 million, or $.95 per share, in the nine months ended November 1, 1997.

FINANCIAL CONDITION


Cash and short-term investments at November 1, 1997 increased by $9.2 million to $61.2 million since the beginning of fiscal year 1998. The principal sources of cash were $34.3 million from operating activities and $10.2 million in proceeds from exercises of warrants and employee stock options, offset by $35.6 million in capital expenditures.

In fiscal year 1998, the Company expects to spend a total of approximately $43 million in capital expenditures consisting of $26 million for the new wafer fabrication facility and $17 million to support ongoing operations, primarily for increased testing capacity. It is anticipated that the Company's operating cash needs for fiscal year 1998, including planned capital expenditures, will be met by internally generated funds and available cash.

On November 21, 1995, the Company issued 247,883 warrants to purchase the Company's common stock as part of the final settlement of a class action lawsuit. Each warrant entitled the holder to purchase one share of the Company's common stock at $28.467 per share. These warrants expired on August 21, 1997. Upon expiration, the Company received $6.2 million in proceeds from the exercise of 219,034 warrants.

The ratio of current assets to current liabilities was 3.02:1 at November 1, 1997 compared with 3.52:1 at January 31, 1997. Working capital of $73.2 million at November 1, 1997 increased by $10.7 million from January 31, 1997. Accounts receivable at November 1, 1997 increased by $12.8 million from January 31, 1997 primarily due to the higher level of sales. Receivable day sales outstanding were 51 days at November 1, 1997 compared to 44 days at January 31, 1997 and 49 days at October 26, 1996. Accounts payable and other current liabilities at November 1, 1997 increased by a total of $4.3 million from January 31, 1997, primarily due to obligations for capital assets and pre-operating costs related to the new 6" wafer fab. Accrued distributor liabilities increased by $1.8 million since January 31, 1997, primarily due to increased inventory at distributors, as well as an increase in the incentive programs for these distributors. Accrued employee compensation and benefits have increased by $7.3 million since year-end primarily due to incentive compensation accruals.

On November 17, 1997, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock. It is anticipated that the Company will repurchase the shares from time to time in the open market.


NEW ACCOUNTING STANDARDS

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.


FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timely ability to develop and market new products, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing and testing capacity, changes in product mix and economic conditions in the United States and international markets.

Two customers, Western Digital Corporation and IBM Corporation, represented approximately 21% and 13%, respectively, of sales in the third quarter of fiscal year 1998 compared with 34% and 6% of sales in the third quarter of fiscal year 1997. For the nine months ended November 1, 1997, Western Digital Corporation and IBM Corporation, represented approximately 23% and 11%, respectively, compared to 30% and 9% in the nine month period of the prior year. The loss or a substantial reduction in sales from either of these customers would have a material adverse effect upon the Company's business.

The semiconductor market historically has been cyclical and subject to significant economic fluctuations at various times. As a result, orders and backlog may fluctuate widely from time to time. Because of this and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis as a result of its inability to adjust its manufacturing capacity or its cost structure to increased or reduced customer demand.

GMT is the Company's predominant source for wafers requiring BiCMOS processing accounting for approximately 44% of wafers produced in the first nine months of fiscal year 1998 compared to 18% of wafers in fiscal year 1997. Currently, GMT is operating near capacity and the Company is in the process of qualifying another foundry. There can be no assurance that third-party foundries will be able to meet the Company's future production requirements.

Construction of the Company's new 6" BiCMOS wafer fabrication facility has been completed. Qualification of equipment and manufacturing processes has begun and is expected to be completed at some time in the first half of the next fiscal year. There can be no assurance that the new facility will become operational on time or that the added capacity will match demand for its products. Delays in equipment installation or the qualification of manufacturing processes to make the wafer fabrication facility operational could significantly increase pre-operating costs. In addition, any constraints in manufacturing and testing capacity could adversely affect the business of the Company's customers and cause them to seek alternative sources for the products currently obtained from the Company. Once operational, the Company's additional capacity will also result in a significant increase in operating expenses, such as depreciation, and if revenues do not increase to offset these additional expenses, the Company's future operating results could be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the industry, which could lead to price erosion that could adversely affect the Company's operating results.

FORWARD-LOOKING INFORMATION


The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Results of Operations," "Financial Condition," and "Factors Affecting Future Results" is forward-looking.

Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 31, 1997.

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                November 1, 1997


Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in the Rights of the Company's Security Holders

None.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant held a special meeting of stockholders on September 29, 1997, at which two matters were submitted to a vote of security holders:

         (1) A proposal to amend the charter of the Registrant to increase the total number of shares that the Registrant has authority to issue from 31,000,000 share to 61,000,000 shares and the number of authorized shares of Common Stock, $.20 par value per share ("Common Stock"), from 30,000,000 shares to 60,000,000 shares in order to permit, among other things, a two-for-one stock split in the form of a dividend of one additional share of Common Stock for each outstanding share of Common Stock; and

         (2) A proposal to decrease the par value of the Common Stock from $.20 per share to $.01 per share and of the Preferred Stock from $1.00 per share to $.01 per share.

As of August 25, 1997, the record date for said meeting, there were outstanding 12,038,424 shares of the Registrant's Common Stock entitled to vote at the meeting. At the meeting, the holders of 11,097,753 shares were represented in person or by proxy, constituting a quorum. At the meeting, the vote with respect to the matters proposed to the stockholders was as follows:

         Increase in authorized shares:

                 For               Against             Abstain
                 ---               -------             -------
              10,886,878            193,200             17,675

         Decrease in par value:

                 For              Against             Abstain
                 ---              -------             -------
              10,926,260            26,543              25,271

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                November 1, 1997


Item 5.  Other Information

On October 14, 1997, a two-for-one stock split in the form of a dividend of one additional share of Common Stock for each outstanding share of Common Stock was issued to stockholders of record as of the close of business on October 6, 1997.

On November 10, 1997, the Registrant announced that effective November 11, 1997, Robert J. Richardson had been named President and Chief Executive Officer and a director of the Registrant, succeeding Robert L. Gable, who would continue as Chairman of the Board of Directors of the Registrant, and also succeeding Edward
H. Browder, who resigned as President and a director.

On November 17, 1997, the Registrant announced that its Board of Directors had authorized the repurchase of up to one million shares of its Common Stock on the open market, with the timing and number of shares to be repurchased dependent upon the availability of shares at acceptable prices.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 11 - Computation of Primary and Fully Diluted Earnings per Share

                  Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the third quarter of the fiscal year ended January 31, 1998. On November 18, 1997, the Registrant filed a report on Form 8-K reporting the appointment of Robert J. Richardson and the authorization to repurchase the Common Stock of the Registrant, both as described in more detail in
                  Item 5, above.

               Unitrode Corporation and Consolidated Subsidiaries
                                November 1, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNITRODE CORPORATION



    December 15, 1997                  /s/ Robert J. Richardson
-----------------------------          ----------------------------------------
Date                                   Robert J. Richardson
                                       President and Chief Executive Officer



    December 15, 1997                  /s/ Cosmo S. Trapani
-----------------------------          ----------------------------------------
Date                                   Cosmo S. Trapani
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)