Form 10-K405
period 1998-01-31
UNITRODE CORP
filed 1998-04-30
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to __________________

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

COMMON STOCK, PAR VALUE $.01                  NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS               NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant as of April 9, 1998, was $368,279,035. As of April 9, 1998 there were 24,408,107 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain portions of the information from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 1998.

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

On March 2, 1998, the Company announced that it had entered into a definitive agreement to merge with BENCHMARQ Microelectronics, Inc. ("BENCHMARQ"). BENCHMARQ designs and manufactures integrated circuits and electronic modules for portable and power-sensitive electronic applications, with focus on battery management products. BENCHMARQ also produces families of non-volatile static random access memory modules and controller circuits and real time clock integrated circuits. Reference is hereby made to Note D to the Company's consolidated financial statements included in Part II, Item 8 hereof for further information.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company and its subsidiaries operate within a single industry segment, the manufacture and sale of semiconductors, and have various product categories within that one segment.

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

Worldwide merchant sales of analog ICs were estimated at approximately $19.8 billion in calendar year 1997, or approximately 16% of the total integrated circuit market, according to World Semiconductor Trade Statistics, Inc. The Company estimates that its served available market, the portion of the market in which its products directly compete, is about $2.1 billion. The Company's share of this market is estimated at about 8.5%.

The Company believes that the analog/linear integrated circuit market offers certain advantages compared to the digital market. The life cycles of products in the analog integrated circuit market tend to be longer and customer pricing is less volatile than in the digital market. The capital requirements for analog/linear IC manufacture are lower than those in the digital IC area. In addition, foreign competition to date has been less interested in the analog/linear IC business because the markets are smaller. Unlike products in the digital market, the value in the product is usually the result of design innovation utilizing a variety of manufacturing process technologies to address specific customer applications, many of which are in so-called "niche" markets.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



PRODUCTS AND MARKETS

Advancements in digital processing, such as requirements for lower power and higher operating frequencies, are driving innovation in analog/linear circuitry. Another significant trend in the marketplace is the need to reduce the size and weight of components, particularly for portable and hand-held applications in which these features are critical. As a result, more and more functions are designed onto a single chip, requiring both advancements in design and improvements in process technology.

The Company's product offerings are comprised of analog ICs for power supply control, motion control, lighting, power driving, power quality and power factoring, as well as high-speed and high-power interface applications. Products are developed as a result of careful market analysis, a close working relationship with customers, and a thorough understanding of their applications. As a result, most of the products are based upon proprietary designs and are considered application specific standard products (ASSPs) because they are designed for targeted tasks. Some of these products have become standards in the industry.

The Company's major product categories and their functions are:

POWER MANAGEMENT (about 47% of sales): These circuits are used in switching power supplies (either AC/DC or DC/DC) to modulate, amplify, or regulate current or voltages, or to protect other circuitry from irregular, spurious, or erroneous signals. Examples of such products are current-mode pulse-width modulators (PWMs), resonant-mode ICs, power factor pre-regulator ICs, phase shifted PWMs, power driver circuits, hot swap power managers, and battery charger ICs. Using these advanced control ICs, a customer can design a power supply that is smaller and more efficient, critical attributes of today's power supply and other power control applications.

MOTION CONTROL (about 23% of sales): These ICs are designed to control the position, speed, braking, and power consumption of small, fractional-horsepower DC electric motors, such as servo, stepper and DC brushless motors. These products combine logic with the power output required to control varied loads. Included in this product category are advanced mixed-signal circuits which combine positioning speed and data acquisition functions for advanced applications in high-density disk drives.

DATA TRANSMISSION/INTERFACE (about 30% of sales): Interface circuits transfer data signals between or within (an) electronic system(s). These circuits are used as drivers or receivers in high-speed data transmission, as well as for active termination. The Company's largest product line in this family is used principally to provide active termination for 18 and 9 lines of data transmission in small computer systems interface (SCSI) applications. Mixing and matching the 18- and 9-line terminators allow designers flexibility in terminating wide-SCSI busses with 18 and 27 lines. In fiscal year 1998, the Company further broadened its technically advanced family of SCSI circuits with the introduction of low voltage differential SCSI circuits which meet ULTRA II SCSI requirements.

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


          MARKET                              USER APPLICATION

      EDP/Computer                          Mainframes
                                            Desktop & Notebook PCs
                                            Terminals
                                            Printers
                                            Disk Drives, Tape Drives, & RAIDS
                                            Plotters
                                            Battery Chargers/Monitors
                                            Wireless Data Transmission
                                            Portable Computers
                                            Monitors

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

      Defense/Aerospace                     Satellites
                                            Aircraft Controls
                                            Advanced Weapons
                                            Missile Systems
                                            Displays

      Automotive                            High Intensity Lighting
                                            Airbags
                                            Dashboard Displays
                                            Anti-locking Brake Systems

SALES AND DISTRIBUTION

Unitrode's products are sold worldwide by its sales force and through a network of independent sales representatives and distributors. The Company has about 9,900 end customers. About 67% of sales are either through its direct sales force or manufacturer's representatives, and the remaining 33% is through distribution networks.

The Company has four field sales offices to serve selected geographical areas in North America and also has agreements with five distributors in North America who maintain more than 180 branch locations. Field application engineers are employed to work closely with customers to solve design problems and to anticipate future product directions.

For the year ended January 31, 1998, export sales represented 64% of sales. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. International sales are conducted through five sales offices, located in England, Germany, Hong Kong, Italy, and Singapore. The Company also has agreements with distributors or sales representatives for locations throughout Europe, Asia, Japan, South America, Australia, New Zealand, and the Middle East.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


The Company warrants its products to be free from defects in material or manufacture and to conform to its published ratings and characteristics in effect at the time and place of shipment. The Company also has agreements with certain distributors which provide for price incentives on selected products, price protection for inventories held by the distributor at the time of reductions in published list prices and limited rights of return on unsold products.

CUSTOMERS

The Company's customer base is comprised of merchant manufacturers, electronics distributors, and customers with captive manufacturing operations. The captive manufacturers use the Company's products as integral components in their equipment and systems. In certain cases, product is sold to a subcontract-assembly company specified by the captive manufacturer. The merchant manufacturers typically function as original equipment manufacturers (OEMs) as well as suppliers of sub-systems to other OEMs. About 55% of sales are to customers with applications in the electronic data processing (EDP) market and about 20% are to customers in industrial markets. Revenues from two major customers, Western Digital Corporation and IBM Corporation, represented 21%, 31%, 25% and 10%, 8%, 7% of total revenues, respectively, in fiscal years 1998, 1997, and 1996. The loss or substantial reduction in sales from either of these customers would have a material adverse effect upon the Company.

The Company has no material contracts with the United States Government.

BACKLOG

The Company's backlog was approximately $47.6 million on January 31, 1998, all of which is expected to be shipped within the current fiscal year. Backlog at January 31, 1997 was approximately $40.6 million. The Company recognizes backlog as orders for product, from an end customer or distributor, that have a specific schedule for delivery within the ensuing twelve months. The Company does not believe that its backlog at any time is necessarily representative of the actual sales for any succeeding period.

While annual purchase agreements are common in the industry, the Company does not recognize such agreements as backlog. The ordering practices of many semiconductor customers have shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates.

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

As of January 1998, the Company's major wafer fabrication process technologies included standard and enhanced bipolar, bipolar-complementary metallic oxide silicon (BiCMOS), and BiCMOS-double-diffused metallic oxide silicon (BCDMOS). The majority of the bipolar processing takes place at the Company's Merrimack facility, and all of the BiCMOS and BCDMOS processing occurs at GMT Microelectronics Corporation ("GMT"), an independent foundry in which the Company has a minority investment. (See Note I to the Company's consolidated financial statements included in Part II, Item 8 hereof). The Company's bipolar processes are ideal for both precision analog circuits and certain power management functions. The BiCMOS process is well-suited for high-density linear designs, especially where speed and lower power consumption are of primary importance. The BCDMOS process offers all of the advantages of BiCMOS and, with the addition of lateral DMOS devices, accommodates designs requiring higher current and voltage. Each of the three major fabrication technologies has numerous processing options available to enable the product designer to achieve the optimal product functionality, reliability, and performance.

During fiscal year 1998, the Merrimack wafer fabrication facility produced approximately 60% of the Company's revenues. The Company also has agreements with two foundries to supply additional wafers as required, the most significant of which is an agreement with GMT. The agreement stipulates that as long as the Company maintains its investment in GMT, a certain percentage of GMT's capacity will be reserved for the Company.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


Construction of a new Unitrode 6" BiCMOS wafer fabrication facility in Merrimack to increase manufacturing capacity and expand process capabilities was completed in the second quarter of fiscal year 1998. Capital project costs incurred to date for this wafer fab were approximately $38.8 million. This new facility is expected to become operational (revenue generating) in the second half of fiscal year 1999.

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

The Company performs nearly all of its final testing for reliability and conformance on its products at its wholly owned subsidiary, Unitrode Electronics Singapore Pte. Ltd. ("UES"), located in Ayer Rajah, Singapore. The Company established UES in 1986 and has expanded the facility several times.

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

PRODUCT QUALITY ASSURANCE AND RELIABILITY

The Company is committed to the principles of Total Quality Management (TQM) in all aspects of its business. The foundation of the Company's TQM is a quality system which is continuously reviewed and improved. The disciplines of statistical process control are practiced throughout the Company's manufacturing operations. Rigorous procedures using cross-functional teams are in place to qualify fabrication processes and products prior to shipment. The Company also routinely qualifies suppliers and assembly subcontractors according to established standards.

In fiscal year 1997, the Company's third-party registrars completed their review of the Company's two manufacturing facilities (Merrimack and UES) and renewed the Company's registration to ISO 9001/9002-1994, respectively. The Merrimack facility has continuously maintained conformance to MIL-STD-883 Class B and Class S since November 1985. In October of 1997, the Defense Supply Center-Columbus (DSCC) granted the Company full certification for MIL-PRF-38535.

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



Unitrode continues to receive royalty payments from International Rectifier Corporation (IRC) as a result of a 1983 exclusive licensing agreement for certain MOSFET technology which, with the Company's consent and in consideration of royalty payments, IRC licenses to others. Depending upon the number of licensees and the uses of the technology, royalty amounts may vary.


RESEARCH & DEVELOPMENT

The Company's development is directed towards new product design and process technology. At January 31, 1998, 108 employees supported the Company's research and development efforts. Design engineering offices are located in Merrimack, New Hampshire; San Jose, California; and Cary, North Carolina.

Research and development expenditures were approximately $17,096,000, $17,976,000, and $14,674,000 in the years ended January 31, 1998, 1997 and 1996, respectively.

COMPETITION

The Company competes in the high-performance segment of the analog/linear and mixed-signal integrated circuit market specifically addressing power management, motion control, and data transmission/interface applications. Unitrode has a number of competitors, some of which are substantially larger than the Company, with significantly greater resources. Unitrode would be adversely affected if its competitors introduced technologically superior products or offered their products at prices significantly lower than those of the Company's products. The major competitive factors include innovative design, product performance, price, reliability, quality, customer support, and timely delivery. The Company's ability to compete depends in large part upon the timely introduction of products that are technologically innovative and which provide cost-effective solutions for its customers.

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

EMPLOYEES

As of January 31,1998, the Company had 668 employees of which 152 were employed outside of the United States. Approximately 435 employees support the manufacturing process, 78 employees conduct the sales and marketing effort, 108 employees support research and development, and 47 employees provide administrative support.

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


                                                    Approximate       Owned or              Lease
                                                   facility size    leased; land          expiration
Location                          Description      (square feet)     area owned              date
----------------------------------------------------------------------------------------------------

Merrimack, New Hampshire         Manufacturing;       174,400        Owned; 19.6 acres        --
                                 General Office

Ayer Rajah, Singapore            Manufacturing;        19,900        Leased                  1998/
                                 General Office                                              2000

San Jose, California             General Office         5,900        Leased                  2003

Cary, North Carolina             General Office        10,400        Leased                  2001

Worcester, Massachusetts(1)      Manufacturing;        83,000        Owned; 6.0 acres          --
                                 General Office

Lexington, Massachusetts(1)      General Office        16,000        Leased                  1999

Lowell, Massachusetts            Land                      --        Owned; 1.3 acres          --







(1) Facility is leased or sublet to a third party(ies) as of January 31, 1998.

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

LINEAR TECHNOLOGY CORPORATION LAWSUIT

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the fiscal year ended January 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the executive officers of the Company is set forth below. All officers held office as of January 31, 1998.


NAME, AGE AND POSITION               BUSINESS EXPERIENCE DURING PAST FIVE YEARS

Robert J. Richardson - 52            President and Chief Executive Officer
President, Chief Executive           (November 1997 to present); Vice
Officer and Director                 President, New Business Development and
                                     Corporate Marketing of Silicon Valley
                                     Group, Inc. (October 1994 to October
                                     1997); Corporate Vice President and
                                     President of Silicon Valley Group's Track
                                     Systems Division (October 1994 to June
                                     1996); President, SVG Lithography Systems
                                     Inc., Subsidiary of Silicon Valley Group
                                     (June 1992 to October 1994).

Allan R. Campbell - 56               Senior Vice President, General Counsel
Senior Vice President, General       and Secretary (June 1994 to present);
Counsel and Secretary                Vice President, General Counsel and
                                     Secretary (May 1990 to May 1994).

Robert L. Gable - 67                 Chairman (June 1990 to present); Chief
Chairman and Director                Executive Officer (June 1990 to November
                                     1997); President (March 1992 to January
                                     1996).

S. Kelley MacDonald - 52             Vice President, Corporate Communications
Vice President,                      (June 1992 to present); Director of
Corporate Communications             Corporate Communications (June 1990 to
                                     May 1992).

Patrick J. Moquin - 49               Vice President, Human Resources (August
Vice President, Human Resources      1995 to present); Senior Director, Human
                                     Resources, Worldwide Field Operations,
                                     Sun Microsystems, Inc. (May 1994 to July
                                     1995); Various senior- level human
                                     resources positions at Sun Microsystems,
                                     Inc. (April 1986 to April 1994).

Cosmo S. Trapani - 59                Executive Vice President and Chief
Executive Vice President and         Financial Officer (June 1994 to present);
Chief Financial Officer              Vice President, Chief Financial Officer
                                     and Treasurer (August 1990 to May 1994).


There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



To the Company's knowledge, based solely upon the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 31, 1998 the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and any beneficial owners holding greater than ten percent of its common stock.


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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
Unitrode Corporation and Consolidated Subsidiaries
(in thousands except per share data)


YEARS ENDED JANUARY 31                          1998           1997              1996             1995              1994
------------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS                                                                                                    (a)
Net revenues                            $    177,603    $   133,526       $   116,148      $    95,359        $   85,994
Gross profit                                  94,011         70,498            60,983           46,553            38,341
  As a % of net revenues                          53%            53%               53%              49%               45%
Depreciation and amortization                 11,361         11,667             8,998            7,430             5,901
R&D expenses                                  17,096         17,976            14,674            9,433             8,064
Operating income                              41,877         29,087            23,996            9,651            10,949
Royalties                                      2,886          2,582             2,396            1,722               921
Pretax income                                 47,811         33,662            27,952           12,522            12,844
Tax provision rate                                37%            39%               37%              26%               35%
Net income                                    30,235         20,677            17,519            9,249            16,448
  As a % of net revenues                          17%            15%               15%              10%               19%
  As a % of beginning stockholders'
     equity                                       26%            22%               21%              11%               24%
------------------------------------------------------------------------------------------------------------------------
SHARE DATA  (b)
Basic earnings per share                $       1.27    $       .90       $       .76      $       .39        $      .66
Diluted earnings per share                      1.21            .87               .74              .37               .64
High and low price                       15.88-42.31     7.38-18.50        8.81-16.25       6.75-10.50         4.94-7.63
Closing year-end price                         18.13          18.38             13.13             9.32              7.44
Year-end book value                             6.56           4.97              4.03             3.47              3.35
Shares used for earnings per share:
  Basic                                       23,806         23,061            22,994           23,952            25,024
  Diluted                                     24,957         23,705            23,814           24,721            25,848
Number of stockholders of record                 521            571               652              722               858
------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
Cash/short-term investments             $     65,074    $    52,012       $    36,228      $    30,714        $   30,756
Total assets                                 202,039        142,403           118,424          103,304           101,923
Net working capital                           73,836         62,583            47,147           37,543            43,378
Current ratio                                   2.86           3.52              2.95             2.79              3.43
Plant and equipment-net                       78,165         41,688            35,289           32,019            29,595
Capital expenditures                          45,775         20,853            11,794           15,591            12,573
Stockholders' equity                         159,362        115,553            92,417           81,591            84,036
------------------------------------------------------------------------------------------------------------------------
PRO FORMA OPERATING RESULTS EXCLUDING
DISPOSED OPERATIONS
Net revenues                            $    177,603    $   133,526       $   116,148      $    87,231        $   64,602
Gross profit                                  94,011         70,498            60,983           44,589            33,245
  As a % of net revenues                          53%            53%               53%              51%               51%
Depreciation and amortization                 11,361         11,667             8,998            6,525             4,231
R&D expenses                                  17,096         17,976            14,674            8,766             6,142
Operating income                              41,877         29,087            23,996           16,048            12,463
Royalties                                      2,886          2,582             2,396            1,722               921
Pretax income                                 47,811         33,662            27,952           18,810            14,247
Tax provision rate                                37%            39%               37%              35%               34%
Net income                                    30,235         20,677            17,519           12,226             9,403
  As a % of net revenues                          17%            15%               15%              14%               15%
Basic earnings per share                        1.27            .90               .76              .51               .38
Diluted earnings per share                      1.21            .87               .74              .49               .36



(a) Earnings per share includes a benefit of $8,100, or $.32 and $.31 per basic and diluted earnings per share, respectively, for the cumulative effect of a change in accounting for income taxes on adoption of SFAS 109.
(b) Share and per share data adjusted for a two-for-one stock split and the adoption of SFAS 128.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1998 VERSUS FISCAL YEAR 1997

Net revenues for fiscal year 1998 were $177.6 million, an increase of $44.1 million or 33% compared with $133.5 million in fiscal year 1997. Revenues from power management and interface products increased 57% and 53%, respectively, due primarily to strength in the first half of the year from the electronic data and computer peripheral markets. Revenues from motion control products declined 10% due to reduced demand, particularly in the fourth quarter, from one of the Company's major customers, a disk drive manufacturer. The decline was principally due to excess customer inventories, as well as a reduction in the share of business awarded to the Company by this customer. International revenues accounted for approximately 64% of total revenues in fiscal year 1998 compared to 69% in fiscal year 1997.

The Company's fourth quarter revenues in fiscal year 1998 were $40.0 million, a decrease of $8.5 million or 17% compared to revenues in the third quarter. Revenues from motion control products declined $3.3 million due to a significant reduction in demand from one of the Company's major customers, a disk drive manufacturer. Revenues from power management and interface products declined by $5.2 million principally due to excess inventories at the Company's customers and distributors. Turns business, orders booked and shipped in the same quarter, was weak in the fourth quarter.

Gross profit as a percentage of net revenues was essentially unchanged at 53% in fiscal year 1998 compared with fiscal year 1997.

Research and development expenses were approximately 9.6% of net revenues, or $17.1 million, compared with 13.5%, or $18.0 million in the prior year. The decrease in percentage of revenues was principally due to the increased sales volume. Research and development expenses in fiscal year 1997 included increased development mask sets and wafer costs incurred in qualifying new BiCMOS products at an outside foundry. Selling, general and administrative expenses were 16.2% of net revenues, or $28.7 million, in fiscal year 1998 compared to 17.6%, or $23.4 million, in fiscal year 1997. The $5.3 million increase in selling, general and administrative expenses was principally due to variable costs such as employee incentive compensation and sales commissions.

In fiscal year 1998, the Company recorded $6.3 million in pre-operating expenses associated with a new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire. The Company expects that pre-operating expenses will total approximately $8.0 to $9.0 million, with the balance anticipated to be spent during the first half of fiscal year 1999. Pre-operating costs, which are incurred prior to the commencement of production, relate primarily to the qualification of equipment and manufacturing processes to meet design, test, and reliability specifications, as well as to recruit and train personnel.

Interest income in fiscal year 1998 rose by approximately $783,000 principally due to the increase in the Company's cash and cash equivalents.

The consolidated effective tax rate for fiscal year 1998 was 36.8% compared to 38.6% in fiscal year 1997. This decrease was due primarily to lower state taxes.

Net income increased 46% from $20.7 million, or $.87 per diluted share, in fiscal year 1997 to $30.2 million, or $1.21 per diluted share, in fiscal year 1998. The per share amounts are based on the average common and common equivalent shares outstanding which were adjusted for a two-for-one stock split that was effective October 6, 1997.

Backlog at January 31, 1998 was $47.6 million compared to $40.6 million at January 31, 1997. Bookings in fiscal year 1998 were $184 million, an increase of $48 million, or 35%, from fiscal year 1997. Bookings were strong in the first half of the fiscal year as a result of demand from customers in the electronic data and computer peripheral markets. Bookings from customers in these markets slowed in the second half of the year, and this trend continued in the first quarter of the new fiscal year.

Subsequent to year-end, the Company announced that based on weaker-than-expected bookings and rescheduled and canceled orders, it anticipates revenues in the first quarter ended May 2, 1998 to be about 30% to 35% lower than revenues in the same period of fiscal year 1998. A significant portion of the decline is due to continuing weak demand from the Company's largest customer, a disk drive manufacturer, as well as a reduction in the share of business awarded to the Company by this customer because of delays in the qualification of the latest product revision manufactured at an outside foundry. The follow-on revision of this product is being qualified at a new outside foundry in Asia. The Company estimates net income to be between $2 million and $3 million before anticipated pre-tax charges of between $5 million and $7 million. For further information, see Note P to the Company's consolidated financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


FISCAL YEAR 1997 VERSUS FISCAL YEAR 1996

Net revenues in fiscal year 1997 were $133.5 million, an increase of $17.4 million or 15% compared with $116.1 million in fiscal year 1996. This increase was primarily due to the rise in demand for products in the computer peripherals segment of the electronic data processing markets. International revenues accounted for approximately 69% of total sales for fiscal year 1997 compared to 67% in fiscal year 1996.

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

Interest income in fiscal year 1997 rose by approximately $399,000 principally due to an increase in the Company's cash and cash equivalents.

The consolidated effective tax rate for fiscal year 1997 was 38.6% compared to 37.3% in fiscal year 1996. This increase was due primarily to the absence in fiscal year 1997 of benefits related to tax credits and deferred tax assets that were available in fiscal year 1996.

Net income increased 18% from $17.5 million, or $.74 per diluted share, in fiscal year 1996 to $20.7 million, or $.87 per diluted share, in fiscal year 1997.

Backlog at January 31, 1997 increased approximately 8% to $40.6 million compared with $37.7 million at January 31, 1996. Backlog improved due to the growth in the computer peripherals segment of the electronic data processing markets.

FINANCIAL CONDITION

Cash and cash equivalents at January 31, 1998 increased by $13.1 million to $65.1 million from the beginning of fiscal year 1998. The principal sources of cash were $48.2 million from operating activities and $10.3 million in proceeds from exercises of warrants and employee stock options under the Company's stock option plans; these were offset by $45.8 million in capital expenditures.

Capital spending in fiscal year 1998 totaled approximately $45.8 million, $27.9 million of which was used to complete the construction of the new 6" BiCMOS wafer fabrication facility and $17.9 million of which was used to support ongoing operations, primarily for increased testing capacity. The Company plans to spend approximately $11 to $14 million for capital assets in fiscal year 1999. The Company cancelled its $25 million unused bank agreement in February, 1998 and is currently negotiating a new agreement with another bank. It is anticipated that the Company's operating cash requirements for fiscal year 1999, including planned capital expenditures, will be met by internally generated funds and available cash.

The ratio of current assets to current liabilities was 2.86:1 at January 31, 1998 compared with 3.52:1 at January 31, 1997. Working capital of $73.8 million at January 31, 1998 increased by $11.3 million from January 31, 1997.

Accounts receivable at January 31, 1998 increased by $8.6 million from January 31, 1997 primarily due to the higher level of sales. Receivable day sales outstanding increased to 50 days at January 31, 1998 compared to 44 days at January 31, 1997 as a result of changes in the Company's mix of business. Accounts payable and other current liabilities at January 31, 1998 increased by a total of $6.6 million from January 31, 1997, primarily due to obligations for capital assets and pre-operating costs related to the new 6" wafer fab. Accrued distributor liabilities increased by $2.2 million over the prior year primarily due to additional incentive programs and a significant increase in distributor inventory which resulted in higher accruals for price protection and rights of return. Accrued employee compensation and benefits increased by $6.5 million since year-end 1997 primarily due to incentive compensation accruals.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



On November 17, 1997, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock, but no shares were repurchased. On February 28, 1998, the Board of Directors rescinded this unused authorization.

IMPACT OF THE YEAR 2000 ISSUE

The Company has initiated a complete analysis of all computer-based software and hardware to ensure Year 2000 compliance. In addition, the Company has begun replacement of certain business process systems with Year 2000 compliant software in order to improve reporting and productivity. Formal communications have been established with all significant vendors to determine the extent to which the Company could be impacted by third parties' failure to remediate their own Year 2000 issues. The Company could be negatively impacted if it or a third party is unsuccessful in properly addressing this issue. The Year 2000 project expense is not anticipated to be material and is expected to be substantially completed by the end of 1998.

NEW ACCOUNTING STANDARDS

See Note A in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

INFLATION

Management has concluded the effect of inflation had no significant impact on operations.

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timely ability to develop and market new products, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of processed silicon wafers from foundry sources, insufficient or excess manufacturing and test capacity, changes in product mix, and fluctuating economic conditions in the United States, Asia and other international markets.

Revenues from two major customers, Western Digital Corporation and IBM Corporation, represented 21%, 31%, 25% and 10%, 8%, 7% of total revenues, respectively, in fiscal years 1998, 1997, and 1996. The loss or a substantial reduction in sales from either of these customers would have a material adverse effect upon the Company's business.

The semiconductor market historically has been cyclical and subject to significant economic fluctuations at various times. As a result, orders and backlog may vary widely from time to time. Because of this and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis as a result of its inability to adjust its manufacturing capacity or its cost structure to increased or reduced customer demand.

GMT Microelectronics Corporation ("GMT"), a Norristown, Pennsylvania foundry, is the Company's predominant source for wafers requiring BiCMOS processing which accounted for approximately 40% of the Company's revenues in fiscal year 1998 compared to 13% of the Company's revenues in fiscal year 1997. This dependence is expected to continue until the Company's 6" BiCMOS wafer fabrication facility becomes operational and the qualification of a second foundry source is completed. There can be no assurance that GMT or any other third-party foundry will be able to meet the Company's future production requirements. In addition, the Company has equity and fixed income investments in GMT of $3.5 million at January 31, 1998. Any material change in the Company's foundry requirements could negatively impact GMT's operating results and could adversely affect the valuation of the Company's investment in GMT. For further information, see
Note P to the Company's consolidated financial statements.

Construction of the Company's new 6" BiCMOS wafer fabrication facility was completed in the second quarter of fiscal year 1998. Capital costs incurred to date for the wafer fab were approximately $38.8 million. Qualification of equipment and manufacturing processes is expected to be completed in the first half of fiscal year 1999. However, there can be no assurance that the new facility will become operational on time or that the added capacity for BiCMOS processed wafers and the existing capacity for Bipolar processed wafers will match demand for its products. Delays in the qualification of manufacturing processes to make the wafer fabrication facility operational could significantly increase pre-operating costs. In addition, any constraints in manufacturing or testing capacity could adversely affect the business of the Company's

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


customers and cause them to seek alternative sources for the products currently obtained from the Company. Once operational, the Company's additional capacity will also result in additional charges to cost of goods sold, such as depreciation, and if processed wafer production is not ramped up successfully or if revenues do not increase to offset these additional expenses, the Company's future operating results could be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the industry, which could lead to price erosion that could adversely affect the Company's operating results.

PROPOSED MERGER

On March 2, 1998, the Company announced that it had entered into a definitive agreement to merge with BENCHMARQ Microelectronics, Inc. ("BENCHMARQ"). Under the terms of the proposed transaction, BENCHMARQ stockholders will receive one share of Unitrode Corporation common stock for each share of BENCHMARQ common stock outstanding, subject to adjustment under certain conditions. As of December 31, 1997, BENCHMARQ had approximately 7 million shares issued and outstanding. The transaction is intended to be accounted for as a "Pooling of Interests" and is subject to several conditions, including the approval of the stockholders of both companies. The transaction is expected to close in the second quarter of fiscal year 1999. As a "Pooling of Interests", upon completion of the transaction, the historical results of BENCHMARQ will be combined with those of the Company.

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

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
Unitrode Corporation and Consolidated Subsidiaries
(in thousands)


January 31                                              1998            1997
-----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 65,074       $ 52,012
  Accounts receivable, net of allowance of
    $460 in 1998 and $383 in 1997                       24,507         15,864
  Inventories                                           13,042         10,950
  Notes receivable                                         709            905
  Deferred income taxes                                  7,886          3,322
  Prepaid expenses and other current assets              2,373          4,410
                                                      --------       --------
     Total current assets                              113,591         87,463
                                                      --------       --------

Property, plant and equipment, at cost:
  Land                                                   1,836          1,836
  Buildings and improvements                            13,448          9,487
  Machinery and equipment                               82,323         72,479
  Construction in progress                              42,961          9,923
                                                      --------       --------
                                                       140,568         93,725
  Less: accumulated depreciation                        62,403         52,037
                                                      --------       --------
    Property, plant and equipment, net                  78,165         41,688
                                                      --------       --------


Other assets and deferred charges                        4,255          5,755
Restricted cash and investments                          1,180            812
Notes and other receivables, net of unamortized
  discount of $32 in 1998 and $55 in 1997                2,828          3,514
Deferred income taxes                                      324          1,191
Excess of cost over net assets acquired,
  less accumulated amortization of $2,394
  in 1998 and $2,110 in 1997                             1,696          1,980
                                                      --------       --------

Total assets                                          $202,039       $142,403
                                                      ========       ========






The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


BALANCE SHEETS
Unitrode Corporation and Consolidated Subsidiaries
(in thousands except per share data)

January 31                                                  1998          1997
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 14,231       $  8,768
  Income taxes payable                                      3,944          4,346
  Accrued employee compensation and benefits               10,916          4,416
  Accrued distributor liability                             3,291          1,079
  Other current liabilities                                 7,373          6,271
                                                         --------       --------
     Total current liabilities                             39,755         24,880
                                                         --------       --------

Deferred income taxes                                       1,791          1,151
Other long-term liabilities                                 1,131            819
                                                         --------       --------
     Total liabilities                                     42,677         26,850
                                                         --------       --------

Commitments and contingent liabilities (Note J)
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 1,000,000 shares, none issued
  Common stock, $.01 par value at January 31, 1998
     and $.20 par value at January 31, 1997;
    Authorized - 60,000,000 shares
    Issued - 24,310,682 in 1998
      and 23,265,596 in 1997                                  243          2,327
  Additional paid-in capital                               45,089         28,102
  Retained earnings                                       115,163         85,255
                                                         --------       --------
                                                          160,495        115,684
Less:
  Deferred compensation                                     1,133            131
                                                         --------       --------
      Total stockholders' equity                          159,362        115,553
                                                         --------       --------

Total liabilities and stockholders' equity               $202,039       $142,403
                                                         ========       ========



The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
Unitrode Corporation and Consolidated Subsidiaries
(in thousands except per share data)


Years ended January 31                         1998            1997           1996
------------------------------------------------------------------------------------
Net revenues                                $177,603        $133,526        $116,148
Cost of revenues                              83,592          63,028          55,165
                                            --------        --------        --------
  Gross profit                                94,011          70,498          60,983
                                            --------        --------        --------

Operating expenses:
  Research and development                    17,096          17,976          14,674
  Selling, general and administrative         28,749          23,435          22,313
  New fab pre-operating expenses               6,289              --              --
                                            --------        --------        --------
    Total operating expenses                  52,134          41,411          36,987
                                            --------        --------        --------
Income from operations                        41,877          29,087          23,996
                                            --------        --------        --------

Other income (expense):
  Royalty income                               2,886           2,582           2,396
  Interest income                              2,864           2,081           1,682
  Interest expense                               (95)            (96)            (85)
  Non-operating income (expense), net            279               8             (37)
                                            --------        --------        --------
    Total other income                         5,934           4,575           3,956
                                            --------        --------        --------

Income before income tax provision            47,811          33,662          27,952
Income tax provision                          17,576          12,985          10,433
                                            --------        --------        --------
Net income                                  $ 30,235        $ 20,677        $ 17,519
                                            ========        ========        ========

Basic earnings per share                    $   1.27        $    .90        $    .76
                                            ========        ========        ========

Diluted earnings per share                  $   1.21        $    .87        $    .74
                                            ========        ========        ========



The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
Unitrode Corporation and Consolidated Subsidiaries
(in thousands)



Years ended January 31                                            1998           1997            1996
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                   $ 30,235        $ 20,677        $ 17,519
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                11,361          11,667           8,998
    Writedown of assets                                           1,105           1,302              78
    Deferred compensation                                           203             126             206
    Deferred income taxes                                        (3,057)           (488)            996
    Other, net                                                      264            (338)            217
    (Increase) decrease in assets:
      Accounts receivable                                        (8,843)          2,050          (4,358)
      Inventories                                                (2,092)           (979)         (2,655)
      Prepaid expenses and other current assets                     213            (129)           (830)
      Other assets and deferred charges                             277             105          (1,050)
    Increase (decrease) in liabilities:
      Accounts payable                                            5,463             367           1,408
      Income taxes payable                                        2,968           2,996             308
      Accrued employee compensation and benefits                  6,500          (3,379)          2,913
      Accrued distributor liability                               2,212             342             539
      Other current and long-term liabilities                     1,414           1,374             906
                                                               --------        --------        --------
           Total adjustments                                     17,988          15,016           7,676
                                                               --------        --------        --------
        Net cash provided by operating activities                48,223          35,693          25,195
                                                               --------        --------        --------
Cash flows from investing activities:
  Property, plant and equipment and deposits                    (45,775)        (20,853)        (11,794)
  Repayment of notes receivable                                     905             831             866
  Proceeds on sale of assets and investments                        107             362           1,485
  Restricted cash and investments                                  (368)           (375)           (437)
  Maturities of short-term investments                               --           4,345          14,201
  Purchases of short-term investments                                --          (4,370)         (1,290)
  Other, net                                                        (31)         (1,513)           (550)
                                                               --------        --------        --------
        Net cash provided (used) by investing activities        (45,162)        (21,573)          2,481
                                                               --------        --------        --------
Cash flows from financing activities:
  Repayment of debt                                                  --              --            (300)
  Purchase of common stock                                         (274)           (350)        (10,025)
  Proceeds from exercise of stock options and warrants           10,275           2,014           1,125
                                                               --------        --------        --------
        Net cash provided (used) by financing activities         10,001           1,664          (9,200)
                                                               --------        --------        --------
Net increase in cash and cash equivalents                        13,062          15,784          18,476
Cash and cash equivalents at beginning of year                   52,012          36,228          17,752
                                                               --------        --------        --------
Cash and cash equivalents at end of year                       $ 65,074        $ 52,012        $ 36,228
                                                               ========        ========        ========

Supplemental information:
  Interest paid                                                $     95        $     91        $     98
  Income taxes paid, net of tax refunds                          17,677          11,125           9,131


The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



STATEMENTS OF STOCKHOLDERS' EQUITY
Unitrode Corporation and Consolidated Subsidiaries
(in thousands except share amounts)

                                                          Additional                                       Total
                                                Common       Paid-in       Retained       Deferred  Stockholders'
                                                 Stock       Capital       Earnings   Compensation        Equity
-----------------------------------------------------------------------------------------------------------------
Balance, January 31, 1995                      $ 2,356       $25,670       $ 54,068       $   (504)      $ 81,590
Net income                                                                   17,519                        17,519
Acquisition of common stock                       (102)       (3,175)        (6,748)                      (10,025)
Issuance of stock warrants                                     1,500                                        1,500
Exercise of stock options                           40         1,085                                        1,125
Income tax benefit related to stock plans                        502                                          502
Amortization of deferred compensation                                                          206            206
-----------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996                        2,294        25,582         64,839           (298)        92,417
Net income                                                                   20,677                        20,677
Acquisition of common stock                         (3)          (86)          (261)                         (350)
Exercise of stock options                           37         1,996                                        2,033
Income tax benefit related to stock plans                        650                                          650
Forfeiture of restricted stock                      (1)          (40)                           41             --
Amortization of deferred compensation                                                          126            126
-----------------------------------------------------------------------------------------------------------------
Balance, January 31, 1997                        2,327        28,102         85,255           (131)       115,553
Net income                                                                   30,235                        30,235
Acquisition of common stock                         (2)          (66)          (206)                         (274)
Exercise of stock warrants                          44         6,191                                        6,235
Exercise of stock options                           54         3,986                                        4,040
Income tax benefit related to stock plans                      3,370                                        3,370
Amortization of deferred compensation                                                          203            203
Reduction in par value                          (2,302)        2,302                                           --
Two-for-one stock split                            121                         (121)                           --
Grant of restricted stock                            1         1,204                        (1,205)            --
-----------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                      $   243       $45,089       $115,163       $ (1,133)      $159,362
-----------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS
Unitrode Corporation and Consolidated Subsidiaries
(dollars in thousands except per share data)

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

REVENUE RECOGNITION: The Company recognizes revenue at the time of shipment. A portion of the Company's sales are made to certain distributors under arrangements which provide for price incentives on selected products, price protection for inventories held by the distributor at the time of reductions in published list prices and limited rights of return on unsold product. The Company records a distributor liability reserve for price adjustments and estimated sales returns.

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

EARNINGS PER SHARE: In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilutive securities such as stock options and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the existing rules for primary diluted earnings per share. The Company has adopted SFAS No. 128 as of January 31, 1998 and has restated all prior period earnings per share data presented. The following table sets forth the computation of basic and diluted earnings per share.


Years ended January 31                               1998              1997           1996
-----------------------------------------------------------------------------------------------

Net income                                        $    30,235      $    20,677      $    17,519
                                                  ===========      ===========      ===========

Basic weighted average shares outstanding          23,806,156       23,060,750       22,994,358
Effect of dilutive securities-stock options         1,066,977          644,380          819,844
Effect of dilutive securities-stock warrants           83,903               --               --
                                                  -----------      -----------      -----------
Diluted weighted average shares outstanding        24,957,036       23,705,130       23,814,202
                                                  ===========      ===========      ===========

Basic earnings per share                          $      1.27      $       .90      $       .76
                                                  ===========      ===========      ===========

Diluted earnings per share                        $      1.21      $       .87      $       .74
                                                  ===========      ===========      ===========


Options to purchase 53,700, 966,400 and 526,000 shares of common stock at prices ranging from $29.53 to $40.36, $12.72 to $15.47 and $13.28 to $15.47 were outstanding as of January 31, 1998, 1997 and 1996, respectively, but not included in

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

CASH EQUIVALENTS: The Company considers highly liquid investments in debt securities purchased within three months of their maturity date to be cash equivalents. Cash equivalents are classified as held to maturity and valued at amortized cost, which approximates fair market value.

INVENTORIES: Inventories are stated at average cost, but not in excess of net realizable value.

PROPERTY, PLANT AND EQUIPMENT: Depreciation of plant and equipment is computed using the straight-line method over the expected useful lives of the assets. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the statements of operations.

INTANGIBLE ASSETS: The excess cost over net assets acquired is amortized over periods not to exceed 12 years. Patents, copyrights, trademarks, and other intangible assets are amortized over their estimated useful lives.

STOCKHOLDERS' EQUITY: Pursuant to Maryland law, any shares of common stock reacquired by the Company constitute unissued shares.

FORWARD FOREIGN EXCHANGE CONTRACTS: The Company enters into forward foreign exchange contracts principally as a hedge against trade receivables and firm orders in its backlog denominated in foreign currencies. Realized and unrealized gains and losses on these contracts are included in net income and offset the foreign exchange gains or losses on the hedged trade receivables. At January 31, 1998, the Company had contracts of varying maturities to sell foreign currencies of 1.3 million German marks, 2.3 million French francs, and 0.4 million British pounds, totaling approximately $1,700. At January 31, 1997 the Company had contracts of varying maturities to sell foreign currencies of 0.8 million German marks, 1.5 million French francs, and 0.2 million British pounds, totaling approximately $1,100.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company has used a variety of methods and assumptions to estimate the fair value of the Company's financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. Forward foreign exchange contracts are valued based on quoted market prices of comparable contracts. The carrying amount of the Company's notes receivable approximate fair value based upon comparable credit risks and the interest rates which incorporate such risks. It was not practicable to estimate the fair value of the Company's investment in an untraded closely held foundry, GMT Microelectronics Corporation ("GMT"). This investment is valued at original cost.

NEW ACCOUNTING STANDARDS: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. This standard is effective for the Company's fiscal year ending January 31, 1999, and will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending January 31, 1999.

CONCENTRATION OF CREDIT RISK: Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. The Company invests cash equivalents in high-quality debt securities. Credit exposure to any one entity is limited by Company policy. No losses have been experienced on such investments as of January 31, 1998. The Company's trade accounts receivables are primarily from sales to customers in the EDP/computer and industrial markets. The Company's ten largest customers accounted for approximately 60%, 58%

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


and 54% of sales in fiscal years 1998, 1997 and 1996, respectively, and approximately 58% and 60% of accounts receivable at January 31, 1998 and 1997. The Company's largest customer, Western Digital, represented approximately 21%, 31% and 25% of sales in fiscal years 1998, 1997 and 1996, respectively and 20% and 31% of accounts receivable at January 31, 1998 and 1997. In addition, IBM Corporation accounted for approximately 10%, 8% and 7% of sales in fiscal years 1998, 1997 and 1996, respectively and 12% and 9% of accounts receivable at January 31, 1998 and 1997. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

RECLASSIFICATIONS: Certain amounts for fiscal years 1996 and 1997 have been reclassified to conform with presentation of similar amounts in fiscal year 1998.

NOTE B  CASH EQUIVALENTS

Cash equivalents consisted of the following:


January 31                                                            1998          1997
------------------------------------------------------------------------------------------
Cash equivalents:
  Tax-exempt municipal securities                                   $14,775        $21,200
  Taxable municipal securities                                       42,250          3,700
                                                                    -------        -------
                                                                    $57,025        $24,900
                                                                    =======        =======

NOTE C  NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following:



January 31                                                           1998           1997
------------------------------------------------------------------------------------------

Microsemi Corporation 5% collaterized subordinated promissory
  notes, monthly payments through July 1, 2002                      $ 2,109        $ 2,517
Microsemi Corporation 5% subordinated promissory note,
  quarterly payments through June 30, 1999                              300            500
Microsemi Corporation other receivables, annual payments
  through June 30, 1999, net of unamortized discount
  of $32 in 1998 and $55 in 1997                                        128            185
SMC Acquisition Corporation unsecured note at prime plus
  2%, payable quarterly through September 30, 1997                       --            217
GMT Microelectronics Corporation 11.75%
  subordinated debenture, due January 9, 2002                         1,191          1,125
GMT Microelectronics Corporation secured promissory note
  at prime, due July 1, 1998                                             80             80
Reserve allowance                                                      (271)          (205)
                                                                    -------        -------
                                                                      3,537          4,419
Less: current maturities                                                709            905
                                                                    -------        -------
Long-term notes and other receivables                               $ 2,828        $ 3,514
                                                                    =======        =======


UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


NOTE D  PROPOSED MERGER

On March 2, 1998, the Company announced that it had entered into a definitive agreement to merge with BENCHMARQ Microelectronics, Inc. ("BENCHMARQ"). Under the terms of the proposed transaction, BENCHMARQ Shareholders will receive one share of Unitrode Corporation ("Unitrode") Common Stock for each share of BENCHMARQ Common Stock outstanding, subject to adjustment under certain conditions. As of December 31, 1997, BENCHMARQ had approximately 7 million shares issued and outstanding. The transaction is intended to be accounted for as a "Pooling of Interests" and is subject to several conditions, including the approval of the stockholders of both companies. The transaction is expected to close in the second quarter of fiscal year 1999. As a "Pooling of Interests", upon completion of the transaction, the historical results of BENCHMARQ will be combined with those of the Company.

NOTE E  INVENTORIES

Inventories consisted of the following:


     January 31                 1998         1997
     ----------------------------------------------
     Raw materials            $ 1,276       $ 1,282
     Work in process            8,774         6,303
     Finished goods             2,992         3,365
                              -------       -------
        Total inventory       $13,042       $10,950
                              =======       =======

NOTE F  BORROWING ARRANGEMENTS

On October 20, 1995, the Company entered into a three-year, $25,000 domestic revolving credit agreement with a bank. Pursuant to the agreement, interest rates on the amounts borrowed are at the Bank's prime rate. There were no borrowings under this agreement. The Company canceled its $25,000 unused credit agreement in February, 1998 and is currently negotiating a new agreement with another bank.

NOTE G  LEASES

Rental expenses incurred for operating leases amounted to $1,174, $999 and $700 for the years ended January 31, 1998, 1997 and 1996, respectively. These leases are principally for the rental of office and manufacturing space. Many of the leases contain renewal options and some provide for the payment of a proportionate share of maintenance, insurance and taxes in addition to the minimum annual rentals.

         At January 31, 1998, the future minimum payments under all leases with terms greater than one year are as follows:

                                          Operating
     Fiscal Year                             Leases
     ----------------------------------------------
     1999                                    $1,114
     2000                                       715
     2001                                       434
     2002                                       287
     2003                                       202
     Thereafter                                  35
                                             ------
     Total minimum lease payments            $2,787
                                             ======


The Company has a non-cancelable sublease agreement to rent its Lexington office facilities to a third party which expires July 31, 1999. The Company collected rent payments of $275 in fiscal year 1998 and has a commitment from the sublessee to receive $419 in future rental payments which will offset the Company's future minimum lease payments of $518. At January 31, 1998, the Company's reserve for future minimum lease payments on its Lexington office lease was $99.

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

Options exercisable at January 31, 1998 were 1,314,000 as compared with 1,325,000 and 1,116,000 for fiscal years 1997 and 1996, respectively. The average exercise price for options exercisable at January 31, 1998 was $9.98 as compared with $7.66 and $5.23 for fiscal years 1997 and 1996, respectively.

There were 2,180,000, 1,167,000 and 1,557,000 shares available at January 31, 1998, 1997 and 1996, respectively, for future grants of options. The Company increased the number of shares available for grant under one of its plans by 2,000,000 shares in June 1995 and 2,000,000 shares in June 1997.

Under its Restricted Stock and Cash Bonus Plans, the Company may award shares of restricted common stock to key executives. Subject to certain conditions, the restrictions lapse in five equal annual installments, beginning one year from the date of the award. Upon lapse of the restrictions, the Company pays the participant a cash bonus to help defray the related personal income taxes. The cash bonus is the lesser of the amount required to defray the federal income tax at the maximum marginal tax rate then in effect, or 200% of the fair market value of the shares at the date of the original award. There may be up to five such cash bonuses, but the maximum aggregate cash bonus payable over the five years is the fair market value of the shares on the date of the grant. Upon termination of employment, the key executive must remit to the Company all shares still subject to the restrictions. No shares were available for grant at January 31, 1998, 1997 and 1996 for future awards under these restricted stock plans. Cash bonus payments under the Plans were $138, $154 and $247 for fiscal years 1998, 1997 and 1996, respectively.

Amortization of deferred compensation for restricted stock grants was $203, $126 and $206 for fiscal years 1998, 1997 and 1996, respectively. In November 1997, 50,000 shares of restricted stock were awarded to the newly elected Chief Executive Officer of the Company. Such stock was not covered by the Company's Restricted Stock and Cash Bonus Plan. The fair market value at the date of the award was charged to stockholders' equity as unamortized deferred compensation, which totaled $1,205. This amount will be amortized over the next four years in which the restrictions lapse, beginning from the date of the award.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


The following table summarizes stock option and restricted stock transactions for the three years ended January 31:


                                                       Stock Option Plans
                                           -------------------------------------------------   Restricted
                                                                            Weighted Average  Stock Plans
                                              Shares          Price Range    Exercise Price        Shares
---------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1995            1,798,824        $ 1.78-$11.44        $ 4.98           150,000
  Granted                                  1,212,700         10.31- 15.47         12.48                --
  Terminated                                 (32,022)         2.38- 11.44         10.19                --
  Exercised/Released                        (396,496)         1.78- 10.31          2.84           (66,000)
                                           ---------        -------------        ------           -------
Outstanding at January 31, 1996            2,583,006        $ 2.38-$15.47        $ 8.76            84,000
  Granted                                    496,400         9.38-  14.25         14.01                --
  Terminated                                (117,100)         7.69- 15.47         11.90            (8,000)
  Exercised/Released                        (370,850)         2.38- 15.47          5.43           (44,000)
                                           ---------        -------------        ------           -------
Outstanding at January 31, 1997            2,591,456        $ 2.38-$15.47        $10.10            32,000
  Granted                                  1,037,000         17.06- 40.36         24.35            50,000
  Terminated                                 (39,550)        10.31- 29.53         18.13                --
  Exercised/Released                        (569,856)         2.38- 15.47          7.09           (16,000)
                                           ---------        -------------        ------           -------
Outstanding at January 31, 1998            3,019,050        $ 2.38-$40.36        $15.46            66,000
                                           =========        =============        ======           =======


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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


   January 31                                       1998          1997            1996
   -----------------------------------------------------------------------------------

   Weighted average fair value of options            $9.69         $5.09         $4.22
   Options granted                               1,037,000       496,400     1,212,700
   Assumptions:
     Risk-free interest rate                             6%            7%            6%
     Expected volatility                                36%           32%           32%
     Expected life of grants                     4.6 years     4.4 years     4.4 years
     Dividend yield                                   None          None          None


                                    Options Outstanding                    Options Exercisable
                         -----------------------------------------     -------------------------
                                                       Weighted
                                          Weighted      Average                         Weighted
                            Number         Average     Remaining          Number         Average
     Range of            Outstanding      Exercise    Contractual       Exercisable     Exercise
     Exercise Prices      at 1/31/98        Price    Life (in years)     at 1/31/98       Price
     -------------------------------------------------------------------------------------------

     $ 2.38 - $ 3.22       123,450         $ 3.11          3.9             123,450       $  3.11
       3.69 -   5.50       117,000           4.86          4.4             117,000          4.86
       5.81 -   8.31       358,900           7.57          6.2             358,900          7.57
       9.38 -  13.78       807,500          11.72          7.5             401,975         11.38
      14.25 -  18.50       604,500          14.77          8.1             296,850         15.11
      24.06 -  40.36     1,007,700          24.42          9.6              16,000         24.06
     ---------------     ---------         ------          ---           ---------       -------
     $ 2.38 - $40.36     3,019,050         $15.46          7.9           1,314,175       $  9.98
     ===============     =========         ======          ===           =========       =======


UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------



Had compensation costs for the Company's stock option plans been determined on the fair market value at the grant dates for such awards, the Company's net income and earnings per share would approximate the pro forma amounts below:

         Years ended January 31           1998           1997          1996
         -------------------------------------------------------------------
         Net income:
           As reported                   $30,235       $20,677       $17,519
           Pro forma                     $28,431       $19,280       $16,918

         Earnings per share:
         Basic:
           As reported                   $  1.27       $   .90       $   .76
           Pro forma                     $  1.19       $   .84       $   .74
         Diluted:
           As reported                   $  1.21       $   .87       $   .74
           Pro forma                     $  1.14       $   .82       $   .71


The effects of applying SFAS No.123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported earnings and earnings per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 31, 1995.

NOTE I  OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consisted of the following:

      January 31                            1998                    1997
      -------------------------------------------------------------------
      Investments                         $2,500                   $2,500
      Property for sale                    2,711                    3,609
      Deposits                               242                      625
      Other                                  117                      169
      Valuation allowance                 (1,315)                  (1,148)
                                          ------                   ------
            Total                         $4,255                   $5,755
                                          ======                   ======

On January 9, 1995, the Company entered into an agreement with GMT Microelectronics Corporation ("GMT"), a Norristown, Pennsylvania foundry, to supply processed silicon wafers. As part of the agreement, the Company invested $2,000 in GMT as follows: $1,000 in exchange for one million shares or an approximate 4% interest in GMT's common stock, and a $1,000, 11.75% subordinated debenture due January 9, 2002. On February 28, 1996, the Company invested an additional $1,500 in GMT, 5% ten-year redeemable preferred stock. Preferred shares may be redeemed quarterly by GMT if certain wafer yields exceed specified levels as defined in a wafer production agreement with the Company.

At January 31, 1998, "Property for sale" consists of land and a building in Worcester, Massachusetts which is currently occupied by the acquirers of the Company's former Micro Networks Division under a multi-year lease. The Company is actively seeking a buyer for the property and a valuation allowance has been established to writedown the property to its estimated fair market value. An expected disposal date is unknown at this time.

NOTE J  COMMITMENTS AND CONTINGENT LIABILITIES

ENVIRONMENTAL MATTERS

The Company is involved in investigation and cleanup under the supervision of the Maine Department of Environmental Protection of groundwater and soil contamination at the former Westbrook, Maine wafer fabrication facility of its former Semiconductor Products Division. The Company has also been notified by responsible state authorities in California that it is one of a number of "potentially responsible parties" under relevant state statutes with respect to a former hazardous waste treatment facility in Escondido, California.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


The Company has established environmental reserves which it believes to be adequate. These reserves are reviewed as events and developments warrant and adjusted to reflect the likelihood of additional environmental expenditures. Based upon information currently available to the Company, management believes that any additional aggregate liability to which the Company may be subjected from the above-mentioned sites would not be material to future financial results.

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

COMMITMENTS

In fiscal year 1996, the Company entered into a supply agreement with a manufacturer of silicon wafers. Under this agreement, the Company made a $1,000 deposit in advance of production to guarantee certain quantities of silicon wafers starting in fiscal year 1997. The advance payment will be repaid to the Company in the form of credits against the price of silicon wafers purchased from this manufacturer, based upon the monthly allocations in the contract. At January 31, 1998, the deposit was $600.

The Company has entered into change-of-control agreements with certain key executives which grant these officers the right to receive up to twice their annual salaries and bonuses plus continuation of certain benefits following a change of control in the Company and termination of these officers.

NOTE K  INCOME TAXES

Income before income taxes for domestic and foreign operations was as follows:

       Years ended January 31             1998            1997           1996
       ----------------------------------------------------------------------
       Domestic                        $44,409         $31,344        $24,748
       Foreign                           3,402           2,318          3,204
                                       -------         -------        -------
         Total                         $47,811         $33,662        $27,952
                                       =======         =======        =======



UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------




Income tax provision (benefit) is composed of the following:


     Years ended January 31                1998            1997            1996
     ---------------------------------------------------------------------------
     Currently payable:
       Federal                           $ 17,721        $ 10,499        $  7,159
       State                                2,170           1,603           1,124
       Foreign                                742           1,234           1,156
                                         --------        --------        --------
        Total current                      20,633          13,336           9,439
                                         --------        --------        --------
     Deferred:
       Federal                             (3,261)           (211)            342
       State                                 (436)            (86)            (73)
       Foreign                                640             (54)            725
                                         --------        --------        --------
        Total deferred                     (3,057)           (351)            994
                                         --------        --------        --------
        Total income tax provision       $ 17,576        $ 12,985        $ 10,433
                                         ========        ========        ========


The approximate tax effect of each significant type of temporary difference and carryforward was as follows:


    January 31                                     1998           1997
    --------------------------------------------------------------------

     Net deferred tax assets:
           Current:
             Inventories                          $ 1,381        $   362
             Deferred compensation and
               fringe benefit accruals              2,498            629
             Distributor and other reserves         3,874          2,464
             Other                                    133           (133)
                                                  -------        -------
                                                    7,886          3,322
                                                  -------        -------
           Non-current:
             Property, plant and equipment           (575)           691
             Other                                    471            191
             Deferred compensation                    428            309
                                                  -------        -------
                                                      324          1,191
                                                  -------        -------
     Net deferred tax liabilities:
           Non-current:
             Property, plant and equipment         (1,791)        (1,151)
                                                  -------        -------

             Total net deferred tax assets        $ 6,419        $ 3,362
                                                  =======        =======


Based on the Company's history of taxable income and projections of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

The Company does not provide for income taxes that may be due upon the remittance of the earnings of its foreign subsidiaries as the Company intends to indefinitely reinvest such earnings outside of the United States. As of January 31, 1998, such earnings approximated $7,100 and the related unrecognized deferred tax liability approximated $2,300.

The differences between the effective tax rates and the applicable U.S. federal statutory tax rates were as follows:


     Years ended January 31                          1998         1997         1996
     ------------------------------------------------------------------------------
     U.S. federal statutory tax rate                 35.0%        35.0%        35.0%
     State taxes, net of federal tax benefit          2.1          3.7          2.4
     Tax effect of foreign operations                               --          0.1
     Other, net                                      (0.3)        (0.1)        (0.2)
                                                     ----         ----         ----
                                                     36.8%        38.6%        37.3%
                                                     ====         ====         ====


UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


NOTE L  INDUSTRY SEGMENT/INTERNATIONAL OPERATIONS

The Company and its subsidiaries operate within a single industry segment - the manufacture and sale of semiconductors. Its products are sold throughout the world into the EDP/computer, telecommunications, industrial controls and instrumentation, defense/aerospace, and automotive markets.

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


   Years ended January 31          1998               1997               1996
   ---------------------------------------------------------------------------

    U.S. EXPORT SALES:
      Far East                  $ 79,032            $68,219            $54,575
      Europe                      28,865             19,093             18,606
      ROW                          5,968              5,430              4,824
                                --------            -------            -------
      Total                     $113,865            $92,742            $78,005
                                ========            =======            =======


NOTE M  SELECTED QUARTERLY DATA (UNAUDITED)
                                                                                 (a)
Fiscal Year 1998 Quarters                 First       Second        Third       Fourth         Year
----------------------------------------------------------------------------------------------------
Net revenues                            $40,840      $48,178      $48,538       $40,047     $177,603
Gross profit                             21,694       25,554       25,720        21,043       94,011
Net income                                6,586        8,118        8,850         6,681       30,235
Basic earnings per share (b)                .28          .35          .37           .28         1.27
Diluted earnings per share (b)              .27          .33          .35           .27         1.21
Stock prices:
  High                                    21.13        30.38        42.31         29.81        42.31
  Low                                     15.88        20.94        21.00         15.94        15.88

Fiscal Year 1997 Quarters                 First       Second        Third        Fourth         Year
----------------------------------------------------------------------------------------------------
Net revenues                            $34,221      $30,008      $32,075       $37,222     $133,526
Gross profit                             18,205       15,906       16,845        19,542       70,498
Net income                                5,261        4,708        4,985         5,723       20,677
Basic earnings per share                    .23          .20          .22          .25           .90
Diluted earnings per share                  .22          .20          .21          .24           .87
Stock prices:
  High                                    14.06        15.38        11.94         18.50        18.50
  Low                                     11.69         7.38         8.50         11.75         7.38


(a) The results of the fourth quarter of fiscal year 1998 include a year-to-date $2,500 reduction in incentive compensation due to performance below Company targets.
(b) The sum of the quarterly earnings per share does not equal the annual amount reported, as per share amounts are calculated independently and are based on the weighted average shares outstanding for each period.

The Company did not declare any cash dividends during fiscal years 1998 and 1997. The Company's common stock is listed on the New York Stock Exchange.

NOTE N  EMPLOYEE BENEFIT PLANS

The Company contributes to the Unitrode Corporation Profit Sharing/401(k) Savings Plan (the "Plan") which covers all active U.S. employees with at least three months of service. Under the profit sharing component of the Plan, Company

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


contributions are made at the discretion of the Board of Directors. The amounts charged to operations were $2,294, $1,348, and $1,915 for the years ended January 31, 1998, 1997 and 1996, respectively.

Also, the Company matches 50% of employee contributions up to 4% of compensation under the 401(k) savings component of the Plan. The Plan was amended in fiscal year 1998 to increase the Company match on employee contributions from 2% of compensation to 4% of compensation. Company contributions charged to operations were $270, $206 and $160 for the years ended January 31, 1998, 1997 and 1996, respectively.

The Company established a deferred incentive compensation plan for selected engineers in fiscal year 1995. Plan assets consists of restricted cash and investments which are held in trust until individual payments are required.

NOTE O STOCKHOLDERS' EQUITY

On September 29, 1997, the stockholders approved an increase in the authorized common stock to 60,000,000 shares in order to permit, among other things, a two-for-one stock split of the Company's common stock. The record date of the stock split was October 6, 1997 with a distribution date of October 14, 1997. All share and per share information (including share repurchases and warrant exercises) in the consolidated financial statements have been restated to reflect the stock split.

On November 21, 1995, the Company issued 495,766 warrants to purchase Unitrode Common Stock as final settlement of a class action lawsuit. The warrants were determined to have a value of $1.5 million at the time of issuance and are combined with additional paid-in-capital on the Company's balance sheet. Each warrant entitled the holder to purchase one share of Unitrode Common Stock at a price of $14.23 per share. These warrants expired on August 21, 1997. Upon expiration, the Company received $6.2 million in proceeds from the exercise of 438,068 warrants.

On April 30, 1990, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") and declared a special dividend of one right for each share of the Company's common stock outstanding at the close of business on May 14, 1990. Each right, when exercisable upon the occurrence of certain events, entitles the registered holder to purchase from the Company a unit consisting of one-one hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $15.00 per Unit. Upon the occurrence of certain further events, such as the acquisition of 20% or more of the Company's common stock by a person or group or the designation of a person or group as an Adverse Person by the Company's Board of Directors, a holder of a Unit (except holders who are Acquiring Persons or Adverse Persons, as defined in the Plan) will be entitled to receive common stock of the Company having a market value equal to twice the exercise price. Also, if the Company is acquired in a merger in which the Company is not the surviving corporation, or there is a sale of 50% or more of the Company's assets or earning power, each Unit (except Units held by Acquiring Persons or Adverse Persons) may receive common stock of the acquiring company having a value equal to twice the exercise price of the right. In general, the Company may redeem the rights at $.01 per right at any time until 10 days following public announcement that a 20% position has been acquired in the Company (which period may be extended at any time while the rights are still redeemable). So long as the rights are not separately transferable, the Company will issue one right with each new share of common stock issued. The total number of rights outstanding at January 31, 1998 was 24,310,682.

NOTE P SUBSEQUENT EVENT

On April 7, 1998, the Company announced that it would record estimated pre-tax charges of between $5,000 and $7,000 in the first quarter of fiscal year 1999. These charges will be used for the re-alignment of wafer fabrication capabilities to reflect the decline in demand for 4" bipolar wafers and the conversion from 5" BiCMOS to 6" BiCMOS wafers, the writedown of inventory, equipment and investments, and other costs also required to size the business to a reduced level of demand. In addition, the Company will record as incurred, charges associated with the pending merger with BENCHMARQ.

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







Cosmo S. Trapani                         Robert J. Richardson
Executive Vice President                 President and Chief Executive Officer
and Chief Financial Officer

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitrode Corporation and Consolidated Subsidiaries as of January 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                                  Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 2, 1998,
except for Note P,
as to which the date
is April 7, 1998

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 1998.

Information regarding executive officers is included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES                                         PAGE
----------------------------------                                         ----

             Report of Independent Accountants                               34

(a)1.   Financial Statements:

             Balance Sheets as of January 31, 1998
             and 1997                                                     17-18

             Statements of Operations for the Years
             Ended January 31, 1998, 1997 and 1996                           19

             Statements of Cash Flows for the Years
             Ended January 31, 1998, 1997 and 1996                           20

             Statements of Stockholders' Equity for
             the Years Ended January 31, 1998, 1997
             and 1996                                                        21

             Notes to Financial Statements                                22-32

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


(a)2.   Financial Statement Schedule:

             Schedule II - Valuation and Qualifying Accounts                 40

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

              10F Amendments to the Unitrode Corporation 1992 Employee Stock Option Plan, adopted April, 1995 (filed as Exhibit 10H to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1995, and Exhibit 4.5 to the Registration Statement on Form S-8 for the Registrant (Registration No. 333-00107) and incorporated herein by reference).

              10G Amendment to the Unitrode Corporation 1992 Employee Stock Option Plan, adopted March 17, 1997 (filed as
                        Exhibit 10H to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1997 and incorporated herein by reference).

              10H Unitrode Corporation Fiscal Year 1998 Supplementary Compensation Programs (filed as Exhibit 10I to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1997 and incorporated herein by reference).

              10I Restricted Stock Award Agreement dated as of August 9, 1993 between Unitrode Corporation and Robert L. Gable (filed as Exhibit 10J to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1997 and incorporated herein by reference).

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------

              10J Amendments to the Unitrode 1992 Employee Stock Option Plan, adopted August 5, 1997, and March 23, 1998.

              10K       Unitrode Fiscal Year 1999 Supplementary Compensation
                        Programs.

              10L Restricted Stock Award Agreement dated as of November 11, 1997 between Unitrode Corporation and Robert J. Richardson

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

               3D Articles of Amendment to the Charter of the Company adopted by the Board of Directors on August 12, 1997, approved by the stockholders of the Company on September 29, 1997 and filed with the Maryland Department of Assessments and taxation on October 6, 1997.

               3E Amended and Restated By-laws of the Company, as amended and restated March 23, 1998.

              10M Rights Agreement dated as of May 2, 1990 between the Company and The First National Bank of Boston as Rights Agreement (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 3, 1990, and incorporated herein by reference).

              10N Agreement between Micro USPD, Inc. and Unitrode Corporation dated May 28, 1992 (filed as Exhibit 10L to the Annual Report on Form 10-K filed by the Company for the fiscal year ended January 31, 1993, and incorporated herein by reference).

              10O First Amendment, dated as of April 30, 1993, to the Rights Agreement, dated as of May 2, 1990, between the Company and The First National Bank of Boston, as Rights Agreement (filed as Exhibit 1 to Form 8-A/A, Amendment to Registration Statement on Form 8-A, dated May 26, 1993, and incorporated herein by reference).

              10P Agreement among Natel Engineering Company, Inc., Unitrode Corporation and Powercube Corporation dated June 23, 1994 (filed as Exhibit 2 to Form 8-K dated June 23, 1994, and incorporated herein by reference).

              10Q Agreement between SMC Acquisition Corporation and Unitrode Corporation dated October 11, 1994 (filed as
                        Exhibit 2 to Form 8-K dated October 12, 1994, and incorporated herein by reference).

              10R Credit Agreement dated as of October 20, 1995 between Unitrode Corporation and BayBank (filed as Exhibit 10N to the Annual Report on Form 10-K filed by the Company for the fiscal year ended January 31, 1996, and incorporated herein by reference).

              10S Warrant Agreement between Unitrode Corporation and the First National Bank of Boston (filed as Exhibit 1 to Registration Statement on Form 8-A dated November 2, 1995, and

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


                        incorporated herein by reference).

              10T Agreement and Plan of Merger, dated as of March 2, 1998 by and among Unitrode Corporation, Merrimack Corporation, and BENCHMARQ Microelectronics, Inc.; including ten annexes thereto (filed as Exhibit 2.1 to Form 8-K filed by the Registrant on March 4, 1998 and incorporated herein by reference).


               21       Subsidiaries of the Registrant.

               23       Consent of Independent Accountants.

               27       Financial Data Schedules.


(b) Reports on Form 8-K:

On November 18, 1997, the Registrant filed a report on Form 8-K reporting the appointment of Robert J. Richardson as President and Chief Executive Officer and a Director of the Registrant, succeeding Robert L. Gable, who continues as Chairman of the Board of Directors of the Registrant, and also succeeding Edward
H. Browder, who resigned as President and a Director. The Registrant also reported that its Board of Directors had authorized the repurchase of up to one million shares of its Common Stock on the open market. This share repurchase authorization was rescinded on February 28, 1998.

On February 28, 1998, the Registrant filed a report on Form 8-K announcing that it had entered into a definitive agreement to merge with BENCHMARQ Microelectronics, Inc. ("BENCHMARQ"). Under the terms of the proposed transaction, BENCHMARQ stockholders will receive one share of Unitrode Corporation common stock for each share of BENCHMARQ common stock outstanding, subject to adjustment under certain conditions. The transaction is intended to be accounted for as a "Pooling of Interests" and is subject to several conditions, including the approval of the stockholders of both companies. The transaction is expected to close in the second quarter of fiscal year 1999. As a "Pooling of Interests", upon completion of the transaction, the historical results of BENCHMARQ will be combined with those of the Company.

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITRODE CORPORATION
                                           (Registrant)


      April 29, 1998                       By: /s/ Robert J. Richardson
-----------------------------                  --------------------------------
Date                                           Robert J. Richardson, President,
                                               Chief Executive Officer and
                                               Director (Principal Executive
                                               Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      April 29, 1998                           /s/ Peter A. Brooke
-----------------------------                  --------------------------------
Date                                           Peter A. Brooke, Director


      April 29, 1998                           /s/ Robert L. Gable
-----------------------------                  --------------------------------
Date                                           Robert L. Gable, Chairman and
                                               Director


      April 29, 1998                           /s/ Kenneth Hecht
-----------------------------                  --------------------------------
Date                                           Kenneth Hecht, Director


      April 29, 1998                           /s/ Louis E. Lataif
-----------------------------                  --------------------------------
Date                                           Louis E. Lataif, Director


      April 29, 1998                           /s/ Robert J. Richardson
-----------------------------                  --------------------------------
Date                                           Robert J. Richardson, President,
                                               Chief Executive Officer and
                                               Director (Principal Executive
                                               Officer)


      April 29, 1998                           /s/ Cosmo S. Trapani
-----------------------------                  --------------------------------
Date                                           Cosmo S. Trapani, Executive Vice
                                               President and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)


      April 29, 1998                           /s/ James T. Vanderslice
-----------------------------                  --------------------------------
Date                                           James T. Vanderslice, Director

UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
Annual Report on Form 10-K
--------------------------------------------------------------------------------


SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
Unitrode Corporation and Consolidated Subsidiaries

FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
(in thousands)

                                                      Additions
                                       Balance at     charged to       Net         Balance
                                       beginning      costs and     Additions      at end
Description                            of period       expenses    (Deductions)   of period
-------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

1998                                    $  383          $  200        $(123)        $  460
                                        ======          ======        =====         ======

1997                                    $  368          $   --        $  15         $  383
                                        ======          ======        =====         ======

1996                                    $  297          $  200        $(129)        $  368
                                        ======          ======        =====         ======


INVENTORY RESERVES

1998                                    $1,014          $2,425        $(271)        $3,168
                                        ======          ======        =====         ======

1997                                    $  733          $1,159        $(878)        $1,014
                                        ======          ======        =====         ======

1996                                    $1,219          $   25        $(511)        $  733
                                        ======          ======        =====         ======

