Form 10-Q
period 1998-05-02
UNITRODE CORP
filed 1998-06-16
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 2, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 24,408,357 shares of common stock outstanding as of May 2, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                        (in thousands except share data)


                                                May 2, 1998     January 31, 1998
Assets                                          (Unaudited)
--------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                       $ 57,263          $ 65,074
  Accounts receivable, net of allowance
     of $460 in May, 1998
     and $460 in January, 1998                      19,011            24,507
  Notes receivable                                     714               709
  Inventories:
     Raw materials                                     961             1,276
     Work in process                                 8,594             8,774
     Finished goods                                  4,531             2,992
                                                  --------          --------
       Total inventories                            14,086            13,042
                                                  --------          --------

  Deferred income taxes                              6,724             7,886
  Prepaid expenses and other
    current assets                                   2,553             2,373
                                                  --------          --------

     Total current assets                          100,351           113,591
                                                  --------          --------

Property, plant and equipment, at cost             138,697           140,568
  Less accumulated depreciation                     62,546            62,403
                                                  --------          --------
    Property, plant and equipment, net              76,151            78,165
                                                  --------          --------

Notes and other receivables, net
  of discount                                        2,638             2,828
Deferred income taxes                                   --               324
Restricted cash and investments                      1,172             1,180
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,465 in May, 1998 and
   $2,394 in January, 1998                           1,625             1,696
Other assets and deferred charges,net                1,757             4,255
                                                  --------          --------

Total assets                                      $183,694          $202,039
                                                  ========          ========








The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                        (in thousands except share data)



                                                   May 2, 1998  January 31, 1998
Liabilities and Stockholders' Equity               (Unaudited)
--------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                    $ 10,383          $ 14,231
  Income taxes payable                                     721             3,944
  Accrued employee compensation and benefits             1,994            10,916
  Accrued distributor liability                          2,867             3,291
  Other current liabilities                              6,327             7,373
                                                      --------          --------

     Total current liabilities                          22,292            39,755
                                                      --------          --------

Deferred income taxes                                    2,119             1,791
Other long-term liabilities                                900             1,131
                                                      --------          --------

     Total liabilities                                  25,311            42,677
                                                      --------          --------

Stockholders' equity:
  Common stock,$.01 par value:
    Authorized - 60,000,000 shares
    Issued - 24,408,357 in May, 1998 and
             24,310,682 in January, 1998                   244               243
  Additional paid-in capital                            46,326            45,089
  Retained earnings                                    112,814           115,163
                                                      --------          --------
                                                       159,384           160,495

  Less: Deferred compensation                            1,001             1,133
                                                      --------          --------

     Total stockholders' equity                        158,383           159,362
                                                      --------          --------

Total liabilities and
    stockholders' equity                              $183,694          $202,039
                                                      ========          ========












The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)



For the three months ended                   May 2, 1998       May 3, 1997
--------------------------------------------------------------------------

Net revenues                                   $ 28,019           $40,840
Cost of revenues                                 17,583            19,146
                                             ----------        ----------

  Gross profit                                   10,436            21,694
                                             ----------        ----------

Operating expenses:
  Research and development expenses               3,793             4,322
  Selling, general and administrative
    expenses                                      5,563             6,727
  New fab pre-operating expenses                  1,109             1,514
  Restructuring and merger costs                  2,033                --
                                             ----------        ----------

    Total operating expenses                     12,498            12,563
                                             ----------        ----------

Income (loss) from operations                    (2,062)            9,131
                                             ----------        ----------

Other income (expense):
  Royalty income                                    558               603
  Non-operating income (expense), net            (2,632)              175
  Interest income, net                              829               611
                                             ----------        ----------

    Total other income (expense)                 (1,245)            1,389
                                             ----------        ----------

Income (loss) before income tax
  provision (benefit)                            (3,307)           10,520

Income tax provision (benefit)                     (958)            3,934
                                             ----------        ----------

Net income (loss)                            $   (2,349)       $    6,586
                                             ==========        ==========




Earnings per common share:
    Basic                                    $     (.10)       $      .28
                                             ==========        ==========
    Diluted                                  $     (.10)       $      .27
                                             ==========        ==========

Average common and common equivalent
  shares outstanding:
    Basic                                    24,336,107        23,356,738
                                             ==========        ==========
    Diluted                                  24,336,107        24,389,716
                                             ==========        ==========






The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


For the three months ended                                     May 2, 1998      May 3, 1997
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                             $(2,349)          $  6,586
   Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
     Depreciation and amortization                                 2,894              2,759
     Deferred compensation                                           132                 24
     Writedown of assets                                           5,615                 --
     Deferred income taxes                                         1,814               (364)
     Other, net                                                       18                 (2)
    (Increase) decrease in assets:
       Accounts receivable                                         5,496             (9,380)
       Inventories                                                (3,494)              (261)
       Other current and long-term assets                            (98)               162
     Increase (decrease) in liabilities:
       Accounts payable                                           (3,848)             6,678
       Income taxes payable                                       (3,223)             4,239
       Accrued employee compensation and benefits                 (8,922)               787
       Accrued distributor liability                                (424)               (42)
       Other current and long-term liabilities                    (1,277)             2,472
                                                                 -------           --------
         Total adjustments                                        (5,317)             7,072
                                                                 -------           --------
     Net cash provided (used) by operating activities             (7,666)            13,658
                                                                 -------           --------
Cash flows from investing activities:
   Property, plant and equipment and deposits                     (1,610)           (15,745)
   Proceeds on sale of assets                                         27                 88
   Repayment of notes receivable                                     191                292
   Restricted cash and investments                                     9                 (5)
                                                                 -------           --------
     Net cash used by investing activities                        (1,383)           (15,370)
                                                                 -------           --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants            1,238                940
   Purchase of common stock                                           --               (164)
                                                                 -------           --------
     Net cash provided by financing activities                     1,238                776
                                                                 -------           --------

Net decrease in cash and cash equivalents                         (7,811)              (936)
Cash and cash equivalents at beginning of period                  65,074             52,012
                                                                 -------           --------
Cash and cash equivalents at end of period                       $57,263           $ 51,076
                                                                 =======           ========

Supplemental information:
   Interest paid                                                 $    30           $     47
   Income taxes paid, net of tax refunds                             459                 59






The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                   Notes to Consolidated Financial Statements
                                   May 2, 1998
                                   (Unaudited)
                        (in thousands except share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K of Unitrode Corporation (the "Company") for the year ended January 31, 1998.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. Certain amounts for fiscal year 1998 have been reclassified to conform with presentation of similar amounts in fiscal year 1999.

NOTE 2 - NEW ACCOUNTING STANDARDS

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. For the quarters ended May 2, 1998 and May 3, 1997, there were no differences between the Company's comprehensive income and net income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending January 31, 1999.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.


Three months ended                                 May 2, 1998       May 3, 1997
--------------------------------------------------------------------------------

Net income (loss)                                   $    (2,349)     $     6,586
                                                    ===========      ===========

Basic weighted average shares outstanding            24,336,107       23,356,738
Effect of dilutive securities-stock options                  --          928,618
Effect of dilutive securities-stock warrants                 --          104,360
                                                    -----------      -----------
Diluted weighted average shares outstanding          24,336,107       24,389,716
                                                    ===========      ===========

Basic earnings (loss) per share                     $      (.10)     $       .28
                                                    ===========      ===========

Diluted earnings (loss) per share                   $      (.10)     $       .27
                                                    ===========      ===========


Options to purchase a total of 2,783,425 shares of common stock at prices ranging from $2.38 to $40.36 were outstanding as of May 2, 1998 but not included in the computation of diluted earnings per share because the Company reported a net loss for this period. Included in this total were options to purchase 988,500 shares of common stock at prices ranging from $18.50 to $40.36 that would not have been included in the computation of diluted earnings per share because these options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

No options to purchase shares of common stock were above the average market price of the Company's common stock for the period ended May 3, 1997.

NOTE 4 - PROPOSED MERGER

On March 2, 1998, the Company announced that it had entered into a definitive agreement to merge with BENCHMARQ Microelectronics, Inc. ("BENCHMARQ"). Under the terms of the proposed transaction, BENCHMARQ stockholders would receive between 1.00 and 1.33 shares of Unitrode Corporation common stock for each share of BENCHMARQ common stock outstanding, based on Unitrode's pre-closing average stock price over a twenty trading day period. As of March 31, 1998, BENCHMARQ had approximately 7.2 million shares issued and outstanding. The transaction is intended to be accounted for as a "Pooling of Interests" and is subject to several conditions, including the approval of the stockholders of both companies. The Company's stockholders will vote on the issuance of Unitrode stock for the proposed transaction at the Company's annual shareholder's meeting currently scheduled for June 29, 1998. As a "Pooling of Interests", upon completion of the transaction, the historical results of BENCHMARQ will be combined with those of the Company.

On June 15, 1998, the Company announced that its Board of Directors had withdrawn its recommendation that Unitrode shareholders approve the issuance of shares of Unitrode common stock pursuant to the March 2, 1998 agreement. The Company has not terminated the merger agreement at this time, but reserves its rights to do so in accordance with the terms of the agreement.

NOTE 5 - NON-OPERATING INCOME (EXPENSE)

         Three months ended                          May 2, 1998    May 3, 1997
         ---------------------------------------------------------------------

         Foreign exchange gains (losses)                 $  (244)          $ 30
         Gains (losses) on sale of fixed assets               (9)            33
         Net rental income                                   121            112
         Writedown of equity investments                  (2,500)            --
                                                         -------           ----
                  Total                                  $(2,632)          $175
                                                         =======           ====


NOTE 6 - SPECIAL CHARGES

During the first quarter of fiscal year 1999, the Company recorded pre-tax special charges totaling $7.1 million of which $2.6 million was charged to cost of sales, $2.0 million was charged to restructuring and merger costs in operating expenses, and $2.5 million was charged to other income (expense).

The charge of $2.6 million to cost of sales was for inventory writeoffs and consisted primarily of a custom product which was manufactured in the first quarter of fiscal year 1999 for a disk drive customer. The product did not meet the customer's specifications and has or will be scrapped.

The $2.0 million charged to operating expenses consisted of $1.2 million for actions intended to align the business with the forecasted level of demand in fiscal year 1999 and $0.8 million for professional services incurred to date in connection with the proposed merger with BENCHMARQ. Restructuring charges of $1.2 million consisted of $0.7 million used to writedown equipment associated with the production of 4" bipolar wafers to net realizable value and $0.5 million for severance costs associated with a workforce reduction of about 34 employees, or 5% of the total workforce. The annualized cost reduction from the Company's restructuring is anticipated to be approximately $1.8 million.

The $2.5 million charge to other income (expense) was to account for a reduction in the carrying value of the Company's equity investment in an outside foundry in which the Company maintained a $2.5 million equity investment and a $1.0 million note receivable. The significant reduction in the Company's business in the first quarter of fiscal year 1999 and the anticipated ramp-up of the Company's 6" fab in the second half of the year has substantially reduced demand for wafers produced at this foundry. The Company currently is the primary customer of this foundry. The material reduction in wafer output will negatively impact this foundry's financial condition and estimated future cash flows. The Company did not establish a valuation allowance on its $1.0 million note receivable as it believes that the fair market value of the foundry's tangible assets are sufficient to recover the value of the asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended May 2, 1998 versus Three Months Ended May 3, 1997

The following table sets forth, for the fiscal periods indicated, the percentage of net revenues represented by certain items in Unitrode's statements of operations:

                                             Percentage of total revenues.
Quarter ended                                May 2, 1998     May 3, 1997
--------------------------------------------------------------------------

Net revenues                                     100.0%           100.0%
Cost of revenues                                  62.8             46.9
                                                 -----            -----
     Gross profit                                 37.2             53.1
                                                 -----            -----
Operating expenses:
  Research & development expenses                 13.5             10.6
  Selling, general and administrative
    expenses                                      19.9             16.5
  New fab pre-operating expenses                   4.0              3.7
  Restructuring and merger costs                   7.2               --
                                                 -----            -----
     Total operating expenses                     44.6             30.8
                                                 -----            -----

Income (loss) from operations                     (7.4)            22.4
Other income (expense)                            (4.4)             3.4
                                                 -----            -----
Income (loss) before income tax
  provision (benefit)                            (11.8)            25.8
Net income (loss)                                 (8.4)%           16.1%
                                                 -----            -----



Net sales for the Company's first quarter ended May 2, 1998 were $28.0 million compared with $40.8 million in the previous year's first quarter, a decrease of $12.8 million, or 31%. The decline was primarily due to significantly reduced shipments to what had been the Company's largest customer, a disk drive manufacturer. Because of delays incurred in qualifying a revised part at an outside foundry for this customer, the Company will not ship this part and further has decided not to compete for the next generation part, but will now focus its design and production resources to other analog and mixed signal products. As a result, it is expected that this customer will no longer represent more than 10% of the Company's business.

Approximately 61% of sales in the first quarter were international compared with 68% in the prior year.

Gross profit as a percentage of net sales was 37.2% in the first quarter of fiscal year 1999 compared to 53.1% in the same quarter of the prior year. Excluding the special charge of $2.6 million for inventory writeoffs, gross profit as a percentage of net sales was 46.5%. The decrease in the gross profit percentage compared to the prior year, excluding the special charge, was primarily as a result of reduced factory utilization due to the reduced demand in the Company's served markets.

Weakness, primarily in the EDP market, has affected and may continue to affect the Company's short-term bookings and the schedule of existing backlog. The Company also believes that inventory levels at some of its customers and distributors continues to be high and must be reduced before customers make any significant new purchase commitments.

Research and development expenses were approximately 13.5% of net sales, or $3.8 million, compared with 10.6%, or $4.3 million, in the prior year. The percentage increase for research and development expenses was principally due to the decreased sales volume. Selling, general and administrative expenses were 19.9% of net sales, or $5.6 million, compared with 16.5%, or $6.7 million, in the previous year's first quarter. The decrease of $1.2 million was primarily due to reductions in incentive compensation accruals and sales commissions.

In the first quarter of fiscal year 1999, the Company incurred $1.1 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire. Pre-operating costs, which are incurred prior to the commencement of production, relate primarily to the qualification of equipment and manufacturing processes to meet design, test, and reliability as well as to recruit and train personnel. The Company estimates spending a total of $8.0 to $9.0 million in pre-operating expenses, of which $7.4 million has been recorded to date. The balance of these expenses are expected to be incurred in the second quarter of fiscal year 1999. The new wafer fabrication facility is expected to become operational in July 1998.

During the first quarter of fiscal year 1999, the Company recorded special charges totaling $7.1 million. These costs consisted of $2.6 million charged to cost of sales for the writeoff of inventory, $2.0 million for costs associated with realigning the business to the reduced level of demand and costs associated with the proposed merger with BENCHMARQ, and $2.5 million charged to other income (expense) for the reduction in the carrying value of Unitrode's investment in an outside foundry. See Note 6 in the Company's consolidated financial statements for further information.

The consolidated effective tax rate for the quarter ended May 2, 1998 was a 29.0% benefit compared with a 37.4% provision for the quarter ended May 3, 1997. Excluding special charges, the effective tax rate was 37.7% in the first quarter of fiscal year 1999.

Net income of $6.6 million, or $.27 per diluted share, in the first quarter of fiscal year 1998 decreased to a net loss of $2.3 million, or $(.10) per diluted share, in the first quarter of fiscal year 1999. Excluding special charges, net income would have been $2.4 million, or $.10 per diluted share, for the first quarter of fiscal year 1999.

FINANCIAL CONDITION

Cash and cash equivalents at May 2, 1998 decreased by $7.8 million to $57.3 million since the beginning of fiscal year 1999. The principal uses of cash were $7.7 million for operating activities and $1.6 million in capital expenditures offset by $1.2 million in proceeds from exercises of employee stock options.

In fiscal year 1999, the Company expects capital expenditures to total approximately $11 to $14 million for the support of ongoing operations. It is anticipated that the Company's operating cash needs for fiscal year 1999, including planned capital expenditures, will be met by internally generated funds and available cash.

The ratio of current assets to current liabilities was 4.50:1 at May 2, 1998 compared with 2.86:1 at January 31, 1998. Working capital of $78.1 million at May 2, 1998 increased by $4.2 million from January 31, 1998. Accounts receivable at May 2, 1998 decreased by $5.5 million from January 31, 1998 primarily due to the lower level of sales. Receivable day sales outstanding ("DSO") were 62 days at May 2, 1998 compared to 50 days at January 31, 1998 and 52 days at May 3, 1997. The increase in DSO at the end of the first quarter of fiscal year 1999 was primarily caused by delay of a few days in the receipt of a significant payment. Income taxes payable at May 2, 1998 decreased by a total of $3.2 million from January 31, 1998, primarily due to recording a tax benefit related to the first quarter loss resulting from the special charges. Accrued employee compensation and benefits have decreased by $8.9 million since year-end primarily due to incentive compensation benefit payments relating to fiscal year 1998.

NEW ACCOUNTING STANDARDS

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

PROPOSED MERGER

On March 2, 1998, the Company announced that it had entered into a definitive agreement to merge with BENCHMARQ Microelectronics, Inc. ("BENCHMARQ"). Under the terms of the proposed transaction, BENCHMARQ stockholders would receive between 1.00 and 1.33 shares of Unitrode Corporation common stock for each share of BENCHMARQ common stock outstanding, based on Unitrode's pre-closing average stock price over a twenty trading day period. As of March 31, 1998, BENCHMARQ had approximately 7.2 million shares issued and outstanding. The transaction is intended to be accounted for as a "Pooling of Interests" and is subject to several conditions, including the approval of the stockholders of both companies. The Company's stockholders will vote on the issuance of Unitrode stock for the proposed transaction at the Company's annual shareholder's meeting currently scheduled for June 29, 1998. As a "Pooling of Interests", upon completion of the transaction, the historical results of BENCHMARQ will be combined with those of the Company.

On June 15, 1998, the Company announced that its Board of Directors had withdrawn its recommendation that Unitrode shareholders approve the issuance of shares of Unitrode common stock pursuant to the March 2, 1998 agreement. The Company has not terminated the merger agreement at this time, but reserves its rights to do so in accordance with the terms of the agreement.

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timely ability to develop and market new products, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of processed silicon wafers from foundry sources, insufficient or excess manufacturing and testing capacity, changes in product mix, and fluctuating economic conditions in the United States, Asia and international markets.

Sales to one customer, IBM Corporation, represented approximately 17% of sales in the first quarter of fiscal year 1999 compared with 9% of sales in the first quarter of fiscal year 1998. The loss or a substantial reduction in sales from this customer would have a material adverse effect upon the Company's business. Sales to Western Digital Corporation represented approximately 28% of sales in the first quarter of the prior fiscal year but were less than 10% in the first quarter of the current fiscal year.

The semiconductor market historically has been cyclical and subject to significant economic fluctuations at various times. As a result, orders and backlog may fluctuate widely from time to time. In prior public announcements, the Company noted that weakness in the disk drive markets would negatively impact its business. In addition, the Company disclosed that it also experienced weakness in other served markets similar to that which has been reported by a number of other semiconductor companies. This market condition resulted in a reduction in scheduled orders in the first quarter of fiscal year 1999. The Company believes that the level of some of its customers' inventories continues to be high and that customers will work off these inventories before making significant new purchasing commitments. Because of this and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis as a result of its inability to adjust its manufacturing capacity or its cost structure to increased or reduced customer demand.

Presently, the Company is dependent upon GMT Microelectronics Corporation ("GMT"), an outside foundry, as its sole source of BiCMOS wafers which accounted for approximately 40% of the Company's revenues in fiscal year 1998 and 41% in the first three months of fiscal year 1999. The Company's dependence on GMT is expected to continue until the Company's new 6" BiCMOS wafer fabrication facility becomes operational, currently estimated to occur in July 1998, or until the qualification of a second foundry source is completed. There can be no assurance that GMT or third-party foundries will be able to meet the Company's future BiCMOS wafer production requirements or that the new 6" BiCMOS wafer fabrication facility will become operational as planned.

Construction of the Company's new 6" BiCMOS wafer fabrication facility has been completed. Qualification of manufacturing processes and products is in process and the new fab is expected to become operational in July 1998. There can be no assurance that these processes and products will be qualified on time or that the added capacity will match demand for its products. Delays in qualification could significantly increase pre-operating costs. In addition, any constraints in manufacturing and testing capacity could adversely affect the business of the Company's customers and cause them to seek alternative sources for the products currently obtained from the Company. Once operational, the Company's additional capacity will also result in a significant increase in operating expenses, such as depreciation, and if revenues do not increase to offset these additional expenses, the Company's future operating results could be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the industry, which could lead to price erosion that could adversely affect the Company's operating results.

The Company has initiated a complete analysis of all computer-based software and hardware to ensure Year 2000 compliance. In addition, the Company has begun replacement of certain business systems with Year 2000 compliant software in order to improve reporting and productivity. Formal communications have been established with all significant vendors to determine the extent to which the Company could be impacted by third parties' failure to remediate their own Year 2000 issues. The Company could be negatively impacted if it or a third party is unsuccessful in properly addressing this issue. The Year 2000 project expense is not anticipated to be material and is expected to be substantially completed by the end of 1998.

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

Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 31, 1998.

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                   May 2, 1998


ITEM 1.  LEGAL PROCEEDINGS

LINEAR TECHNOLOGY CORPORATION LAWSUIT:

In June, 1997, Linear Technology Corporation ("LTC") filed a complaint in the U.S. District Court for the Northern District of California (San Jose Division) alleging that certain products of the Company and products of four other defendants infringe an LTC patent. The complaint seeks damages and an injunction against infringement of the patent. The amount of damages is unspecified in the complaint. The Company has denied any infringement and has filed a counterclaim seeking that the patent be declared invalid. The case is presently in the early stages of discovery. The Company believes that the resolution of this action will not have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL MATTERS:

The Company is involved in investigation and cleanup under the supervision of the Maine Department of Environmental Protection of groundwater and soil contamination at the former Westbrook, Maine wafer fabrication facility of its former Semiconductor Products Division (the "Division"). Although the facility was closed in 1989, the Division was sold in 1992 and the Westbrook, Maine real estate was sold in 1994, the Company has retained responsibility for environmental remediation at this site. The ultimate cost of cleanup at this site is difficult to predict given the uncertainties regarding the extent of the required cleanup. However, based upon the Company's experience at this site, the Company has established a reserve, taking into account the probable and reasonably estimable work to be done at this site, which the Company believes to be adequate.

The Maine site is not a "potentially responsible party" ("PRP") site. The Company has sole responsibility for remedition at the site. The Company has installed a groundwater treatment system at the site that has been approved by the Maine Department of Environmental Protection and is currently engaged in remediation of the site. The annual cost of operation and maintenance of the treatment system is approximately $50,000 and the annual cost of sampling and analysis at the site is approximately $10,000. Additional sampling and investigation costs during the current year to evaluate potential new groundwater recovery locations to expedite site clean up are expected to be approximately $46,000.

The Company has been notified by responsible state authorities in California that it is one of a number of PRPs under relevant state statutes with respect to a former hazardous waste treatment facility in Escondido, California (the "Site"). The treatment facility was owned and operated by an entity wholly unrelated to the Company. The Company, along with other financially viable PRPs, has entered into a consent decree with governmental authorities regarding the voluntary payment of cleanup costs and voluntary cleanup measures with respect to the Site. The Company has established a reserve which the Company believes to be adequate for future environmental remediation costs at this Site, based upon the probable and reasonably estimable work to be done at the Site, the other PRPs involved at the Site and the Company's volumetric level of contribution to the Site which is less than one-half of one percent of the total volume of waste contributed to the Site by the parties to the consent decree. In view of the difficulty in quantifying the potential costs or damages arising from the alleged environmental hazards, it is not possible to determine with certainty the extent of the Company's potential exposure at the Site. However, based upon its investigation to date, the Company believes that its exposure (without giving effect to the joint and several liability provisions referred to below) would not be material and the Company believes that the reserves established with respect to these liabilities will be adequate. Further, although statutes provide that all PRPs may be held jointly and severally liable for the costs of investigation and remediation of a site, after consideration of the liabilities of other PRPs with respect to the Site and their respective levels of financial responsibility, the Company believes that its liability with respect to the Site is not material. If any liability on the part of the Company were to be measured by the ratio of the waste attributable to the Company over the total waste involved, based on information presently available to the Company, the Company's aggregate liability with respect to the Site would not be material.

Although the Company has been identified as a PRP at the California site, management of the Company does not believe that a loss exceeding amounts already recognized has been or will be incurred that is material to a decision to buy or sell the Company's securities. In the California situation, the Company is one among 53 PRPs who have executed a PRP Group Agreement. The Company's volumetric share of waste contributed to the site has been determined in the PRP allocation agreement to be 0.4 percent. The parties to this agreement have agreed to share costs on a pro rata basis, determined by the amount of waste contributed to the site. A number of financially responsible PRPs have volumetric shares at levels considerably higher than the Company's share. The PRPs have completed a remedial investigation and feasibility study under a consent order entered into with the California Department of Toxic Substance Control (the "DTSC"). A remedial action plan has been approved by the DTSC and the PRPs are about to enter into an additional consent under which the remedial action plan will be carried out. The budgeted costs of the PRP group to complete remediation of the site are $15,000,000 of which the Company's share would be approximately $60,000. The Company does not believe it to be reasonably possible that it will bear costs in the California situation in excess of a pro rate share since the financial contribution of its portion is not subject to uncertainty or dispute.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                   May 2, 1998


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b) REPORTS ON FORM 8-K: On February 28, 1998, the Registrant filed a report on Form 8-K announcing that it had entered into a definitive agreement to merge with BENCHMARQ
                  Microelectronics, Inc.

                  On April 7, 1998, the Registrant filed a report on Form 8-K announcing that it would record a pre-tax charge in the first quarter of fiscal year 1999.

               Unitrode Corporation and Consolidated Subsidiaries


                                   May 2, 1998




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNITRODE CORPORATION



    June 16, 1998                       /s/ Robert J. Richardson
-----------------                       --------------------------------------
Date                                    Robert J. Richardson
                                        President and Chief Executive Officer



    June 16, 1998                       /s/ Cosmo S. Trapani
-----------------                       --------------------------------------
Date                                    Cosmo S. Trapani
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)