Form 10-Q
period 1998-08-01
UNITRODE CORP
filed 1998-09-15
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

There were 24,475,157 shares of common stock outstanding as of August 1, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                                 (in thousands)

                                               August 1, 1998  January 31, 1998
Assets                                          (Unaudited)
--------------------------------------------------------------------------------

Current assets:

  Cash and cash equivalents                       $ 63,623        $ 65,074
  Accounts receivable, net of allowance
     of $366 in August, 1998
     and $460 in January, 1998                      17,290          24,507
  Notes receivable                                     720             709
  Inventories:
     Raw materials                                     986           1,276
     Work in process                                10,015           8,774
     Finished goods                                  2,734           2,992
                                                  --------        --------
       Total inventories                            13,735          13,042
                                                  --------        --------

  Deferred income taxes                              5,563           7,886
  Prepaid expenses and other
    current assets                                   2,426           2,373
                                                  --------        --------

     Total current assets                          103,357         113,591
                                                  --------        --------

Property, plant and equipment, at cost             140,237         140,568
  Less accumulated depreciation                     65,109          62,403
                                                  --------        --------
    Property, plant and equipment, net              75,128          78,165
                                                  --------        --------

Notes and other receivables, net of discount         2,437           2,828
Deferred income taxes                                    -             324
Restricted cash and investments                      1,115           1,180
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,536 in August, 1998 and
   $2,394 in January, 1998                           1,554           1,696
Other assets and deferred charges                    1,591           4,255
                                                  --------        --------

Total assets                                      $185,182        $202,039
                                                  ========        ========


The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                        (in thousands except share data)

                                               August 1, 1998   January 31, 1998
Liabilities and Stockholders' Equity            (Unaudited)
--------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                $  8,933          $ 14,231
  Income taxes payable                               1,434             3,944
  Accrued employee compensation and benefits         1,835            10,916
  Accrued distributor liability                      3,578             3,291
  Other current liabilities                          4,375             7,373
                                                  --------          --------

     Total current liabilities                      20,155            39,755
                                                  --------          --------

Deferred income taxes                                2,223             1,791
Other long-term liabilities                            941             1,131
                                                  --------          --------

     Total liabilities                              23,319            42,677
                                                  --------          --------

Stockholders' equity:
  Common stock,$.01 par value:
    Authorized - 60,000,000 shares
    Issued - 24,475,157 in August, 1998
             and 24,310,682 in January, 1998           245               243
  Additional paid-in capital                        46,721            45,089
  Retained earnings                                115,776           115,163
                                                  --------          --------
                                                   162,742           160,495

  Less:  Deferred compensation                         879             1,133
                                                  --------          --------

     Total stockholders' equity                    161,863           159,362
                                                  --------          --------

Total liabilities and
    stockholders' equity                          $185,182          $202,039
                                                  ========          ========


The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)




For the three months ended                       August 1, 1998   August 2, 1997
--------------------------------------------------------------------------------

Net revenues                                         $29,705         $48,178
Cost of revenues                                      15,839          22,624
                                                     -------         -------

  Gross profit                                        13,866          25,554
                                                     -------         -------

Operating expenses:
  Research and development expenses                    3,424           4,409
  Selling, general and administrative expenses         5,191           7,863
  New fab pre-operating expenses                         966           1,631
  Merger costs                                           619               -
                                                     -------         -------

    Total operating expenses                          10,200          13,903
                                                     -------         -------

Income from operations                                 3,666          11,651
                                                     -------         -------

Other income (expense):
  Royalty income                                         442           1,047
  Non-operating income (expense), net                    355            (472)
  Interest income, net                                   666             655
                                                     -------         -------

    Total other income (expense)                       1,463           1,230
                                                     -------         -------

Income before income tax provision                     5,129          12,881

Income tax provision                                   2,167           4,763
                                                     -------         -------

Net income                                           $ 2,962         $ 8,118
                                                     =======         =======


Earnings per common share:
    Basic                                            $   .12         $   .35
                                                     =======         =======
    Diluted                                          $   .12         $   .33
                                                     =======         =======

Average common and common equivalent
  shares outstanding:
    Basic                                         24,445,782      23,526,894
                                                  ==========      ==========
    Diluted                                       24,778,883      24,912,691
                                                  ==========      ==========






The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)



For the six months ended                         August 1, 1998   August 2, 1997
--------------------------------------------------------------------------------

Net revenues                                         $57,724         $89,018
Cost of revenues                                      33,422          41,770
                                                     -------         -------

  Gross profit                                        24,302          47,248
                                                     -------         -------

Operating expenses:
  Research and development expenses                    7,217           8,731
  Selling, general and administrative expenses        10,754          14,590
  New fab pre-operating expenses                       2,075           3,145
  Merger costs                                         1,385               -
  Restructuring costs                                  1,267               -
                                                     -------         -------

    Total operating expenses                          22,698          26,466
                                                     -------         -------

Income from operations                                 1,604          20,782
                                                     -------         -------

Other income (expense):
  Royalty income                                       1,000           1,650
  Non-operating expense, net                          (2,277)           (297)
  Interest income, net                                 1,495           1,266
                                                     -------         -------

    Total other income (expense)                         218           2,619
                                                     -------         -------

Income before income tax provision                     1,822          23,401

Income tax provision                                   1,209           8,697
                                                     -------         -------

Net income                                           $   613         $14,704
                                                     =======         =======


Earnings per common share:
    Basic                                            $   .03         $   .63
                                                     =======         =======
    Diluted                                          $   .02         $   .60
                                                     =======         =======

Average common and common equivalent
   shares outstanding:
    Basic                                         24,390,945      23,441,817
                                                  ==========      ==========
    Diluted                                       24,896,754      24,648,827
                                                  ==========      ==========






The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



For the six months ended                               August 1, 1998   August 2, 1997
--------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                              $   613         $ 14,704
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
     Depreciation and amortization                           5,759            5,545
     Deferred compensation                                     254               47
     Writedown of assets                                     5,615            1,105
     Deferred income taxes                                   3,079             (535)
     Other, net                                                  5              (87)
    (Increase) decrease in assets:
       Accounts receivable                                   7,217          (11,792)
       Inventories                                          (3,143)            (227)
       Other current and long-term assets                      (94)             197
     Increase (decrease) in liabilities:
       Accounts payable                                     (5,298)           2,156
       Income taxes payable                                 (2,510)             730
       Accrued employee compensation and benefits           (9,081)           4,505
       Accrued distributor liability                           287              247
       Other current and long-term liabilities              (3,188)           2,114
                                                           -------         --------
         Total adjustments                                  (1,098)           4,005
                                                           -------         --------
     Net cash provided (used) by operating activities         (485)          18,709
                                                           -------         --------

Cash flows from investing activities:
   Property, plant and equipment and deposits               (3,150)         (26,331)
   Proceeds on sale of assets                                   87               94
   Repayment of notes receivable                               391              578
   Restricted cash and investments                              72             (160)
                                                           -------         --------
     Net cash used by investing activities                  (2,600)         (25,819)
                                                           -------         --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants      1,634            2,256
   Purchase of common stock                                      -             (239)
                                                           -------         --------
     Net cash provided by financing activities               1,634            2,017
                                                           -------         --------

Net decrease in cash and cash equivalents                   (1,451)          (5,093)
Cash and cash equivalents at beginning of period            65,074           52,012
                                                           -------         --------
Cash and cash equivalents at end of period                 $63,623         $ 46,919
                                                           =======         ========

Supplemental information:
   Interest paid                                           $    30         $     71
   Income taxes paid, net of tax refunds                   $   644         $  8,502




The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 1, 1998
                                   (Unaudited)
                        (in thousands except share data)


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. Certain amounts for fiscal year 1998 have been reclassified to conform with presentation of similar amounts in fiscal year 1999.

NOTE 2 - NEW ACCOUNTING STANDARDS

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. For the periods ended August 1, 1998 and August 2, 1997, there were no differences between the Company's comprehensive income and net income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its year-end financial statements for fiscal year 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Adoption of this statement will not have a significant effect on the Company's results of operations or its financial position. The Company will adopt this statement in its financial statements for fiscal year 2001.

NOTE 3 - EARNINGS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share.

Three months ended                              August 1, 1998    August 2, 1997
--------------------------------------------------------------------------------

  Net income                                      $     2,962       $     8,118
                                                  ===========       ===========

  Basic weighted average shares outstanding        24,445,782        23,526,894
  Effect of dilutive securities-stock options         333,101         1,173,313
  Effect of dilutive securities-stock warrants              -           212,484
                                                  -----------       -----------
  Diluted weighted average shares outstanding      24,778,883        24,912,691
                                                  ===========       ===========

  Basic earnings per share                        $       .12       $       .35
                                                  ===========       ===========

  Diluted earnings per share                      $       .12       $       .33
                                                  ===========       ===========


Six months ended                                August 1, 1998    August 2, 1997
--------------------------------------------------------------------------------

  Net income                                      $       613       $    14,704
                                                  ===========       ===========

  Basic weighted average shares outstanding        24,390,945        23,441,817
  Effect of dilutive securities-stock options         505,809         1,048,589
  Effect of dilutive securities-stock warrants              -           158,421
                                                  -----------       -----------
  Diluted weighted average shares outstanding      24,896,754        24,648,827
                                                  ===========       ===========

  Basic earnings per share                        $       .03       $       .63
                                                  ===========       ===========

  Diluted earnings per share                      $       .02       $       .60
                                                  ===========       ===========

The following stock options were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares as of such date and were, therefore, anti-dilutive under the Treasury stock method.

                            Three months ended             Six months ended
                        --------------------------    --------------------------
                                        Range of                      Range of
                                        Exercise                      Exercise
                         Options         Prices        Options         Prices
                        ---------    -------------    ---------    -------------

  August 1, 1998        1,781,650    $13.50-$40.36    1,082,000    $16.03-$40.36
  August 2, 1997            -              -            501,800    $24.06



NOTE 4 - NON-OPERATING INCOME (EXPENSE)


Three months ended                              August 1, 1998    August 2, 1997
--------------------------------------------------------------------------------

  Foreign exchange gains (losses)                    $ 236             $ (96)
  Gains (losses) on sale of fixed assets                (2)                1
  Net rental income                                    121                88
  Writedown of investments                               -              (465)
                                                     -----             -----
            Total                                    $ 355             $(472)
                                                     =====             =====



Six months ended                                August 1, 1998    August 2, 1997
--------------------------------------------------------------------------------

  Foreign exchange losses                           $    (8)           $ (66)
  Gains (losses) on sale of fixed assets                (11)              34
  Net rental income                                     242              200
  Writedown of investments                           (2,500)            (465)
                                                    -------            -----
            Total                                   $(2,277)           $(297)
                                                    =======            =====

NOTE 5 - SPECIAL CHARGES

During the first half of fiscal year 1999, the Company recorded pre-tax special charges totaling $7.8 million of which $2.6 million was charged to cost of sales, $2.7 million was charged to restructuring and merger costs in operating expenses, and $2.5 million was charged to other income (expense).

The charge of $2.6 million to cost of sales was for inventory writeoffs and consisted primarily of a custom product which was manufactured in the first quarter of fiscal year 1999 for a specific disk drive customer. The product did not meet the customer's specifications and has been scrapped.

The $2.7 million charged to operating expenses consisted of $1.3 million for actions intended to align the business with reduced customer demand in fiscal year 1999 and $1.4 million for professional services incurred to date in connection with the merger of BENCHMARQ Microelectronics, Inc. ("Benchmarq"). Restructuring charges of $1.3 million consisted of $0.8 million used to writedown equipment associated with the production of 4" bipolar wafers to net realizable value and $0.5 million for severance costs associated with a reduction in the workforce of about 5% or 34 employees. The annualized reduction in cost resulting from the restructuring is anticipated to be approximately
$1.8 million.

The $2.5 million charge to other income (expense) was to account for a reduction in the carrying value of the Company's equity investment in an outside foundry in which the Company maintained a $2.5 million equity investment and a $1.0 million note receivable. The significant reduction in the Company's business in the first quarter of fiscal year 1999 and the anticipated production ramp up of the Company's 6" fab in the second half of the year has substantially reduced demand for wafers produced at this foundry. The Company currently is the primary customer of this foundry. The material reduction in wafer output will negatively impact this foundry's financial condition and estimated future cash flows. The Company did not establish a valuation allowance on its $1.0 million note receivable as it believes that the fair market value of the foundry's tangible assets are sufficient to recover the value of the asset.

NOTE 6 - SUBSEQUENT EVENTS

BENCHMARQ MERGER

On August 3, 1998, the Company completed its acquisition of Benchmarq, a Dallas, Texas provider of integrated circuits and electronics modules for portable and power-sensitive electronics systems. In connection with the transaction, the Company issued approximately 7.2 million shares of its common stock. The merger is being accounted for on a pooling-of-interests basis. The Company expects to record total merger-related costs, on a combined basis, of approximately $2.7 million primarily for professional services, such as investment banking, legal, and accounting.

There were no transactions between Benchmarq and Unitrode prior to the combination and certain items in the financial statements were reclassified to conform to Unitrode's presentation. Prior to the merger, Benchmarq's fiscal year ended on December 31. The unaudited proforma results for the separate companies and combined company are presented in the table below. This table represents Unitrode's and Benchmarq's results for the three months and six months ended August 1, 1998, and Unitrode's results for the three months and six months ended August 2, 1997 combined with Benchmarq's three months and six months ended June 30, 1997. Merger-related costs incurred to date and recorded in the historical net income for Unitrode and Benchmarq were $2.3 million and have been excluded from the unaudited proforma results.

                                       Three months ended     Six months ended
      --------------------------------------------------------------------------
                                      August 1,  August 2,  August 1,  August 2,
      Proforma Results                   1998       1997       1998       1997
      --------------------------------------------------------------------------
      Net sales:
        Unitrode                       $29,705    $48,178    $57,724    $ 89,018
        Benchmarq                        9,196     11,458     18,105      23,169
                                       -------    -------    -------    --------
        Combined                       $38,901    $59,636    $75,829    $112,187
                                       =======    =======    =======    ========
      Net income:
        Unitrode                       $ 3,581    $ 8,118    $ 1,998    $ 14,704
        Benchmarq                          847      1,725      1,282       3,368
                                       -------    -------    -------    --------
        Combined                       $ 4,428    $ 9,843    $ 3,280    $ 18,072
                                       =======    =======    =======    ========
      Diluted earnings per share:
        Unitrode                       $   .14    $   .33    $   .08    $    .60
                                       =======    =======    =======    ========
        Benchmarq                      $   .11    $   .22    $   .17    $    .44
                                       =======    =======    =======    ========
        Combined                       $   .14    $   .30    $   .10    $    .56
                                       =======    =======    =======    ========

LEGAL SETTLEMENT

BENCHMARQ Microelectronics, Inc. ("Benchmarq"), a wholly owned subsidiary of the Company, was involved in litigation with Dallas Semiconductor Corporation ("DSC") in which DSC alleged, among other things, the willful and deliberate infringement by Benchmarq of certain patents owned by DSC. DSC sought, among other things, an injunction against further infringement relating to certain products, damages for lost profits (which may under certain circumstances be trebled), interest and attorney fees. Benchmarq had sued DSC in the same court, alleging unfair business practices and seeking damages. The respective lawsuits were settled on September 14, 1998 and dismissed with prejudice. The settlement involves a cash payment of $5.5 million by Benchmarq and a limited cross license agreement between the parties. The Company will record the charge to non-operating expense in its financial statements for the third quarter ended October 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of net revenues represented by certain items in Unitrode's statements of operations:

                                       Three months ended     Six months ended
                                      ------------------------------------------
                                      August 1,  August 2,  August 1,  August 2,
                                         1998       1997       1998       1997
                                      ------------------------------------------

      Net revenues                      100.0%     100.0%     100.0%     100.0%
      Cost of revenues                   53.3       47.0        57.9      46.9
                                        -----      -----       -----     -----
           Gross profit                  46.7       53.0        42.1(1)   53.1
                                        -----      -----       -----     -----
      Operating expenses:
        Research & development expenses  11.5        9.2        12.5       9.8
        Selling, general and
           administrative expenses       17.5       16.3        18.6      16.4
        New fab pre-operating expenses    3.3        3.4         3.6       3.5
        Restructuring and merger costs    2.1          -         4.6         -
                                        -----      -----       -----     -----
           Total operating expenses      34.3       28.9        39.3      29.7
                                        -----      -----       -----     -----

      Income from operations             12.3       24.2         2.8      23.3
      Other income (expense)              4.9        2.6         0.4       2.9
                                        -----      -----       -----     -----
      Income before income tax
        provision                        17.3       26.7         3.2      26.3
      Net income                         10.0%      16.9%        1.1%     16.5%


(1) Gross profit was 46.6% excluding special charges

Three Months Ended August 1, 1998 versus Three Months Ended August 2, 1997

Net sales for the Company's second quarter ended August 1, 1998 were $29.7 million compared with $48.2 million in the previous year's second quarter, a decrease of $18.5 million, or 38%. The decline was principally due to a reduction of approximately $9.7 million in motion control products, primarily related to a specific disk drive customer, and approximately $5.5 million in power management products, primarily due to the weakness in the EDP market. Approximately 61% of sales in the second quarter were international compared with 63% in the prior year.

During the three and six-month periods ended August 1, 1998, the Company discontinued the manufacture of a specific custom circuit to Western Digital Corporation, which in the past had accounted for more than 10% of the Company's sales. The Company has determined not to compete for future versions of this custom circuit. As a result, the Company recorded special charges in the first quarter ended May 2, 1998 to exit this business and re-align its cost structure with the reduced level of sales. See Note 5 in the Company's consolidated financial statements for further information.

Gross profit as a percentage of net sales was 46.7% in the second quarter of fiscal year 1999 compared to 53.0% in the same quarter of the prior year. The decrease in the gross profit percentage was primarily due to lower demand from the Company's served markets which reduced utilization of manufacturing capacity. The Company currently expects its gross profit percentage in the third quarter to be approximately the same as the previous quarter.

Weakness, primarily in the EDP market, has affected and may continue to affect the Company's bookings and the scheduling of existing backlog. As a result of greater manufacturing capacity available at the Company and in the semiconductor industry as a whole, lead times for delivery have decreased considerably compared to the prior year. "Turns business" (orders booked and shipped in the same quarter) increased in the second quarter of fiscal 1999 compared to the preceding quarter. Customers continue to provide limited visibility as to future demand and revenues are increasingly dependent on turns business.

Some of the Company's customers and distributors must still balance their inventories to demand before making any significant purchase commitments.

Research and development expenses were approximately 11.5% of net sales, or $3.4 million, compared with 9.2%, or $4.4 million, in the prior year. The percentage increase was due to the decreased sales volume partially offset by lower accruals for incentive compensation. Selling, general and administrative expenses were 17.5% of net sales, or $5.2 million, compared with 16.3%, or $7.9 million, in the previous year's second quarter. The decrease of $2.7 million was primarily due to reductions in accruals for incentive compensation and lower sales commissions.

In the second quarter of fiscal year 1999, the Company incurred $1.0 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire. Pre-operating costs, which are incurred prior to the commencement of production, relate primarily to the qualification of equipment and manufacturing processes to meet design, test, and reliability as well as to recruit and train personnel. The Company spent a total of $8.4 million in pre-operating expenses associated with this new facility. The new wafer fabrication facility became operational at the end of the second quarter. The Company does not expect to record any additional pre-operating costs.

During the second quarter of fiscal year 1999, the Company recorded merger costs of $0.6 million, primarily for professional fees, associated with the acquisition of BENCHMARQ Microelectronics, Inc. ("Benchmarq"). See Note 6 in the Company's consolidated financial statements for further information.

The consolidated effective tax rate for the quarter ended August 1, 1998 was 42.2% compared with 37.0% for the quarter ended August 2, 1997. Excluding non-deductible merger costs, the effective tax rate was 37.7% in the second quarter of fiscal year 1999.

Net income for the second quarter of fiscal year 1999 was $3.0 million, or $.12 per diluted share, compared with net income of $8.1 million, or $.33 per diluted share for the comparable period of the prior year. Excluding merger costs, net income would have been $3.6 million, or $.14 per diluted share, for the second quarter of fiscal year 1999.

Six Months Ended August 1, 1998 versus Six Months Ended August 2, 1997

Net sales for the six months ended August 1, 1998 were $57.7 million compared with $89.0 million in the previous year's six-month period, a decrease of $31.3 million, or 35%. The decline was principally due to a reduction of approximately $20.0 million in motion control products, primarily related to a specific disk drive customer, and approximately $8.7 million in power management products, primarily due to the weakness in the EDP market. Approximately 61% of sales for the first six months were international compared with 65% in the prior year.

Gross profit as a percentage of net sales was 42.1% compared to 53.1% in the prior year. Excluding the special charge of $2.6 million recorded in the first quarter to account for inventory writeoffs, gross profit as a percentage of net sales was 46.6%. The decrease in the gross profit percentage compared to the prior year, excluding the special charge, was primarily due to lower demand from the Company's served markets which reduced utilization of manufacturing capacity.

Research and development expenses were approximately 12.5% of net sales, or $7.2 million, compared with 9.8%, or $8.7 million, in the prior year. The percentage increase was due to the decreased sales volume partially offset by lower accruals for incentive compensation. Selling, general and administrative expenses were 18.6% of net sales, or $10.8 million, compared with 16.4%, or $14.6 million, in the previous year. The decrease of $3.8 million was primarily due to reductions in accruals for incentive compensation and lower sales commissions.

During the first six months of fiscal year 1999, the Company incurred
$2.1 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire.

During the first half of fiscal year 1999, the Company recorded special charges totaling $7.8 million of which $2.6 million was charged to cost of sales, $2.7 million was charged to restructuring and merger costs in operating expenses, and $2.5 million was charged to other income (expense). See Note 5 in the Company's consolidated financial statements for further information.

The consolidated effective tax rate for the six months ended August 1, 1998 was 66.4% compared with 37.2% for the six months ended August 2, 1997. Excluding non-deductible merger costs, the effective tax rate was 37.7% in the first half of fiscal year 1999.

Net income for the six months ended August 1, 1998 was $0.6 million, or $.02 per diluted share, compared with net income of $14.7 million, or $.60 per diluted share, for the comparable period of the prior year. Excluding special charges, net income would have been $6.0 million, or $.24 per diluted share, for the six months ended August 1, 1998.

FINANCIAL CONDITION

Cash and cash equivalents at August 1, 1998 decreased by $1.5 million to $63.6 million since the beginning of fiscal year 1999. Cash flow from operating activities was essentially unchanged for the six months ended August 1, 1998. It is anticipated that the Company's operating cash needs for fiscal year 1999, including planned capital expenditures, will be met by internally generated funds and available cash.

Capital expenditures were $3.2 million for the first six months of fiscal year 1999. In fiscal year 1999, the Company expects capital expenditures to total approximately $14 to $16 million for the support of ongoing operations which includes approximately $3 million for additional manufacturing capacity in the new 6" wafer fab and is contingent on future business conditions.

The ratio of current assets to current liabilities was 5.13:1 at August 1, 1998 compared with 2.86:1 at January 31, 1998. Working capital of $83.2 million at August 1, 1998 increased by $9.4 million from January 31, 1998. Accounts receivable at August 1, 1998 decreased by $7.2 million from January 31, 1998 primarily due to reduced sales. Receivable day sales outstanding ("DSO") were 46 days at August 1, 1998 compared to 50 days at January 31, 1998 and 51 days at August 2, 1997. Income taxes payable at August 1, 1998 decreased by a total of $2.5 million from January 31 1998, primarily due to a tax benefit recorded in the first quarter as a result of the special charges. Accrued employee compensation and benefits were $9.1 million lower than at year-end due to the payment of incentive compensation related to the Company's performance in fiscal year 1998.

NEW ACCOUNTING STANDARDS

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

BENCHMARQ MERGER

On August 3, 1998, the Company completed its acquisition of Benchmarq, a Dallas, Texas provider of integrated circuits and electronics modules for portable and power-sensitive electronics systems. In connection with the transaction, the Company issued approximately 7.2 million shares of its common stock. The merger is being accounted for on a pooling-of-interests basis. The Company expects to record total merger-related costs, on a combined basis, of approximately
$2.7 million primarily for professional services, such as investment banking, legal, and accounting.

The Company is currently unable to estimate what total integration costs will be following the merger but does not anticipate these costs will have a material adverse effect on the financial condition of the combined company.

LEGAL SETTLEMENT

On September 14, 1998, a settlement was reached in the respective lawsuits between Benchmarq and Dallas Semiconductor Corporation. The settlement involves a cash payment of $5.5 million by Benchmarq and a limited cross license agreement between the parties. The Company will record the charge to non-operating expense in its financial statements for the third quarter ended October 31, 1998. See Item 1. Legal Proceedings and Note 6 in the Company's consolidated financial statements for further information.

YEAR 2000 IMPACT

The Company has initiated a complete analysis of all computer-based software and hardware to ensure Year 2000 compliance. In addition, the Company has begun replacement of certain business systems with Year 2000 compliant software in order to improve reporting and productivity. Formal communications have been established with all significant vendors to determine the extent to which the Company could be impacted by third parties' failure to remediate their own Year 2000 issues. The Company could be negatively impacted if it or a third party is unsuccessful in properly addressing this issue. Year 2000 project expenditures, excluding capitalized cost associated with a new enterprise resource planning system, are not anticipated to exceed $1.0 million and are primarily for modifications to test equipment. The Year 2000 project is expected to be substantially completed by the end of fiscal year 1999.

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timely ability to develop and market new products, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of processed silicon wafers from foundry sources, insufficient or excess manufacturing and testing capacity, the timely ability to integrate Benchmarq's operations into the Company, changes in product mix, and fluctuating economic conditions in the United States, Asia and other international markets.

Sales to two customers, IBM Corporation and Compaq Corporation, represented approximately 13% and 10%, respectively, of sales in the second quarter of fiscal year 1999 compared with 10% and 7%, respectively, of sales in the second quarter of fiscal year 1998, and 15% and 10%, respectively, of sales for the first six months of fiscal year 1999 compared to 9% and 6%, respectively, of sales for the first six months of fiscal year 1998. The loss or a substantial reduction in sales from these customers would have a material adverse effect upon the Company's business. Sales to Western Digital Corporation represented approximately 21% of sales in the second quarter and 24% for the first six months of the prior fiscal year, but were significantly less than 10% in comparable periods in the current fiscal year.

FACTORS AFFECTING FUTURE RESULTS

The semiconductor market historically has been cyclical and subject to significant economic fluctuations at various times. As a result, orders and backlog may fluctuate widely from time to time. Weakness, primarily in the EDP market, has affected and may continue to affect the Company's bookings and the scheduling of existing backlog. Because of this and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis as a result of its inability to adjust its manufacturing capacity or its cost structure to increased or reduced customer demand.

Presently, the Company is dependent upon GMT Microelectronics Corporation ("GMT"), an outside foundry, as a significant source of BiCMOS wafers for certain products. The dependence on GMT is expected to continue until the Company completes qualification of manufacturing processes and products at its 6" wafer fabrication facility and ramps up production. There can be no assurance that GMT or other third-party foundries will be able to meet the Company's future BiCMOS wafer production requirements.

After the August 3, 1998 merger with Benchmarq, the Company will continue to be dependent on Taiwan Semiconductor Manufacturing Company ("TSMC") for CMOS wafer capacity. In May 1996, Benchmarq entered into an Option Agreement with TSMC which committed the Company to purchase and TSMC to provide specified quantities of wafers at prevailing market prices through the year 2000. Additionally, the Company has an option to purchase and TSMC has committed to provide certain additional wafers through the year 2000. The loss of the TSMC Option Agreement, the failure of TSMC to honor the TSMC Option Agreement or the failure to utilize option wafers as specified under the terms of the TSMC Option Agreement could have a material adverse effect on the Company.

The Company's new 6" BiCMOS wafer fabrication facility became operational at the end of the second quarter ended August 1, 1998. Qualification of manufacturing processes and products is continuing. There can be no assurance that certain processes and products will be qualified on time, that the added capacity will match demand for its products, or that the initial ramp up of production will result in acceptable manufacturing yields. The Company's additional capacity will also result in a significant increase in operating expenses, such as depreciation, and if revenues do not increase to offset these additional expenses, the Company's future gross profit percent of sales would be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to further over-capacity in the industry, which could lead to price erosion that could adversely affect the Company's operating results.

The integration of the Company's operations following the merger with Benchmarq will require the dedication of management resources that may temporarily divert attention from the day-to-day business of the combined Company and this distraction could have an adverse effect on the near-term revenues and operating results of the combined Company. Also, there can be no assurance that the combined Company will be able to retain its key technical and management personnel or that the combined Company will realize all or any of the anticipated benefits of the merger.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Results of Operations," "Financial Condition," "Benchmarq Merger," "Year 2000 Impact," and "Factors Affecting Future Results" is forward-looking.

Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 31, 1998 and Benchmarq's annual report on Form 10-K for the year ended December 31, 1997.

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                 August 1, 1998


ITEM 1.  LEGAL PROCEEDINGS

BENCHMARQ Microelectronics, Inc. ("Benchmarq"), a wholly owned subsidiary of the Company, was involved in litigation with Dallas Semiconductor Corporation ("DSC") in which DSC alleged, among other things, the willful and deliberate infringement by Benchmarq of certain patents owned by DSC. DSC sought, among other things, an injunction against further infringement relating to certain products, damages for lost profits (which may under certain circumstances be trebled), interest and attorney fees. Benchmarq had sued DSC in the same court, alleging unfair business practices and seeking damages. The respective lawsuits were settled on September 14, 1998 and dismissed with prejudice. The settlement involves a cash payment of $5.5 million by Benchmarq and a limited cross license agreement between the parties. The Company will record the charge to non-operating expense in its financial statements for the third quarter ended October 31, 1998.

On July 31, 1998, the Company, along with twenty-five other companies, was named as a defendant in a lawsuit filed in U.S. District Court for the District of Arizona by the Lemelson Medical Education & Research Foundation, Limited Partnership ("Lemelson"). The suit alleges that certain manufacturing operations of the Company, as well as certain manufacturing operations of the other defendants, infringe sixteen Lemelson patents. The complaint seeks an injunction against infringement of the patents, damages in an unspecified amount and attorneys' fees. The complaint has not yet been served upon the Company.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's annual meeting of stockholders was held on July 29, 1998, at which three matters were submitted to a vote of security holders: (1) the election of Robert J. Richardson as director of the Registrant for a two-year term ending in 2000, and the election of Robert Gable and William R. Elder as directors of the Registrant, each for a three-year term ending in 2001, and, (2) the approval and ratification of an amendment to the Registrant's 1992 Employee Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan from 6,000,000 shares to 7,000,000 shares, and, (3) the approval of issuing of up to 8.6 million shares in connection with the previously announced merger with BENCHMARQ Microelectronics, Inc. As of April 30, 1998, the record date for said meeting, there were outstanding 24,408,257 shares of the Registrant's common stock entitled to vote at the meeting. At such meeting, the holders of 21,456,259 shares (88%) were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

         (1)  ELECTION OF DIRECTORS:

                                         For           Withheld
                                     ----------        -------

              Mr. Gable              21,092,374        363,885
              Mr. Richardson         21,090,554        365,705
              Mr. Elder              21,090,954        365,305

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

         (2) APPROVAL AND RATIFICATION OF AMENDMENT TO THE UNITRODE 1992 EMPLOYEE STOCK OPTION PLAN:

                  For              Against         Abstain
              ----------          ---------        -------
              17,037,927          4,119,518        218,814

         (3)  APPROVAL OF ISSUING SHARES IN CONNECTION WITH BENCHMARQ MERGER:

                  For              Against         Abstain
              ----------           -------        ---------
              16,255,153           562,037        1,251,907

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b) REPORTS ON FORM 8-K: On June 22, 1998, the Registrant filed a report on Form 8-K announcing that its Annual Meeting of Stockholders scheduled for June 29, 1998 would be adjourned and reconvened at a date later in July.

              On June 23, 1998, the Registrant filed a report on Form 8-K announcing that it had agreed with BENCHMARQ Microelectronics, Inc. to amend their previously reported Plan of Merger, dated March 2, 1998.

               Unitrode Corporation and Consolidated Subsidiaries
                                 August 1, 1998


                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          UNITRODE CORPORATION



    September 14, 1998                    /s/ Robert J. Richardson
-------------------------------           --------------------------------------
Date                                      Robert J. Richardson
                                          Chairman and Chief Executive Officer

    September 14, 1998                    /s/ Cosmo S. Trapani
-------------------------------           --------------------------------------
Date                                      Cosmo S. Trapani
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)