Form 10-Q
period 1998-10-31
UNITRODE CORP
filed 1998-12-15
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 1998

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

There were 31,706,255 shares of common stock outstanding as of October 31, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                                 (in thousands)

                                           October 31, 1998  January 31, 1998
Assets                                        (Unaudited)
-------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                    $ 78,603          $ 67,956
  Short-term investments                              -            17,061
  Accounts receivable, net of allowance
     of $507 in October, 1998
     and $489 in January, 1998                   24,008            29,109
  Notes receivable                                  725               709
  Inventories:
     Raw materials                                1,839             2,654
     Work in process                             14,143             9,998
     Finished goods                               6,462             5,082
                                               --------          --------
       Total inventories                         22,444            17,734
                                               --------          --------

  Deferred income taxes                           6,225             8,744
  Prepaid expenses and other
    current assets                                3,719             4,201
                                               --------          --------

     Total current assets                       135,724           145,514
                                               --------          --------

Property, plant and equipment, at cost          152,275           151,671
  Less accumulated depreciation                  75,080            68,019
                                               --------          --------
    Property, plant and equipment, net           77,195            83,652
                                               --------          --------

Prepayment for production purchases               3,360             3,360
Notes and other receivables, net
  of discount                                     2,443             2,828
Deferred income taxes                                 -               403
Restricted cash and investments                     985             1,180
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,607 in October, 1998 and
   $2,394 in January, 1998                        1,483             1,696
Other assets and deferred charges                 1,848             4,254
                                               --------          --------

Total assets                                   $223,038          $242,887
                                               ========          ========


    The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                        (in thousands except share data)

                                               October 31, 1998 January 31, 1998
Liabilities and Stockholders' Equity              (Unaudited)
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                 $  9,507         $ 16,125
  Income taxes payable                                  956            4,282
  Accrued employee compensation and benefits          2,259           11,155
  Accrued distributor liability                       6,028            3,348
  Capital lease obligations                             588            1,229
  Deferred income on shipments to distributors            -            1,250
  Other current liabilities                           5,475            7,758
                                                   --------         --------

     Total current liabilities                       24,813           45,147
                                                   --------         --------

Deferred income taxes                                 1,670            2,322
Capital lease obligations                               321              702
Other long-term liabilities                             946            1,130
                                                   --------         --------

     Total liabilities                               27,750           49,301
                                                   --------         --------

Stockholders' equity:
  Common stock,$.01 par value:
    Authorized - 60,000,000 shares
    Issued - 31,706,255 in October, 1998
             and 31,316,099 in January, 1998            317              313
  Additional paid-in capital                         74,396           71,168
  Retained earnings                                 121,346          123,226
  Unrealized gain on investments                          -               12
                                                   --------         --------
                                                    196,059          194,719

  Less:  Deferred compensation                          771            1,133
                                                   --------         --------

     Total stockholders' equity                     195,288          193,586
                                                   --------         --------

Total liabilities and
    stockholders' equity                           $223,038         $242,887
                                                   ========         ========


    The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)


For the Three Months Ended                  October 31, 1998   November 1, 1997
-------------------------------------------------------------------------------
Net revenues                                  $     40,403       $    59,348
Cost of revenues                                    21,373            27,890
                                              ------------       -----------

  Gross profit                                      19,030            31,458
                                              ------------       -----------

Operating expenses:
  Research and development expenses                  5,031             5,491
  Selling, general and administrative
    expenses                                         7,481             9,741
  New fab pre-operating expenses                         -             1,506
  Merger costs                                         354                 -
  Restructuring and other costs                      5,237                 -
                                              ------------       -----------

    Total operating expenses                        18,103            16,738
                                              ------------       -----------

Income from operations                                 927            14,720
                                              ------------       -----------

Other income (expense):
  Royalty income                                       416               716
  Non-operating income (expense), net               (6,645)              112
  Interest income, net                                 928               885
                                              ------------       -----------

    Total other income (expense)                    (5,301)            1,713
                                              ------------       -----------

Income (loss) before income tax
  provision (benefit)                               (4,374)           16,433

Income tax provision (benefit)                      (1,508)            5,935
                                              ------------       -----------

Net income (loss)                             $     (2,866)      $    10,498
                                              ============       ===========



Earnings (loss) per common share:
    Basic                                     $       (.09)      $       .34
                                              ============       ===========
    Diluted                                   $       (.09)      $       .31
                                              ============       ===========

Average common and common equivalent
  shares outstanding:
    Basic                                       31,678,484        30,941,945
                                              ============       ===========
    Diluted                                     31,678,484        33,333,312
                                              ============       ===========



    The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)



For the Nine Months Ended                  October 31, 1998    November 1, 1997
--------------------------------------------------------------------------------
Net revenues                                 $    116,232        $    171,535
Cost of revenues                                   64,302              81,074
                                             ------------        ------------

  Gross profit                                     51,930              90,461
                                             ------------        ------------

Operating expenses:
  Research and development expenses                14,252              16,033
  Selling, general and administrative
    expenses                                       23,179              29,196
  New fab pre-operating expenses                    2,075               4,651
  Merger costs                                      2,672                   -
  Restructuring and other costs                     6,504                   -
                                             ------------        ------------

    Total operating expenses                       48,682              49,880
                                             ------------        ------------

Income from operations                              3,248              40,581
                                             ------------        ------------

Other income (expense):
  Royalty income                                    1,416               2,365
  Non-operating expenses, net                      (8,924)               (220)
  Interest income, net                              2,728               2,371
                                             ------------        ------------

    Total other income (expense)                   (4,780)              4,516
                                             ------------        ------------

Income (loss) before income tax provision          (1,532)             45,097

Income tax provision                                  372              16,526
                                             ------------        ------------

Net income (loss)                            $     (1,904)       $     28,571
                                             ============        ============



Earnings (loss) per common share:
    Basic                                    $       (.06)       $        .94
                                             ============        ============
    Diluted                                  $       (.06)       $        .87
                                             ============        ============

Average common and common equivalent
  shares outstanding:
    Basic                                      31,570,572          30,485,006
                                             ============        ============
    Diluted                                    31,570,572          32,658,106
                                             ============        ============


    The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



For the Nine Months Ended                                        October 31, 1998  November 1, 1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                $ (1,904)         $ 28,571
   Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
     Depreciation and amortization                                    10,937             9,894
     Deferred and other compensation                                   1,181                71
     Writedown of assets                                               6,786             1,105
     Deferred income taxes                                             2,190              (520)
     Other, net                                                         (279)                7
    (Increase) decrease in assets:
       Accounts receivable                                             3,690           (13,155)
       Inventories                                                    (6,614)              310
       Other current and long-term assets                                590              (652)
     Increase (decrease) in liabilities:
       Accounts payable                                               (6,554)            2,538
       Income taxes payable                                           (3,342)            1,701
       Accrued employee compensation and benefits                     (8,846)            7,240
       Accrued distributor liability                                   2,670             1,836
       Deferred income on shipments to distributors                   (1,112)              (61)
       Other current and long-term liabilities                        (2,402)            2,567
                                                                    --------          --------
         Total adjustments                                            (1,105)           12,881
                                                                    --------          --------
     Net cash provided (used) by operating activities                 (3,009)           41,452
                                                                    --------          --------
Cash flows from investing activities:
   Property, plant and equipment and deposits                         (6,268)          (36,497)
   Proceeds on sale of assets                                            149                95
   Repayment of notes receivable                                         666               751
   Payment of note for wafer agreement                                     -            (2,000)
   Restricted cash and investments                                        (2)             (369)
   Maturities of short-term investments                               26,431            46,546
   Purchases of short-term investments                                (8,905)          (46,837)
                                                                    --------          --------
     Net cash provided (used) by investing activities                 12,071           (38,311)
                                                                    --------          --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                2,123            10,556
   Purchase of common stock                                                -              (274)
   Principal payments under capital lease obligations                   (940)           (1,068)
                                                                    --------          --------
     Net cash provided by financing activities                         1,183             9,214
                                                                    --------          --------

Addition of Benchmarq's net cash activity for January, 1998              402                 -
                                                                    --------          --------

Net increase in cash and cash equivalents                             10,647            12,355
Cash and cash equivalents at beginning of period                      67,956            54,587
                                                                    --------          --------
Cash and cash equivalents at end of period                          $ 78,603          $ 66,942
                                                                    ========          ========
Supplemental information:
   Interest paid                                                    $    115          $    211
   Income taxes paid, net of tax refunds                            $  2,047          $ 15,915



    The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 1998
                                   (Unaudited)
                        (in thousands except share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Unitrode Corporation and its wholly owned subsidiaries (see Note 6), and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the annual reports on Form 10-K of Unitrode Corporation (the "Company") for the year ended January 31, 1998 and Benchmarq Microelectronics, Inc. ("Benchmarq") for the year ended December 31, 1997.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. Certain amounts for fiscal year 1998 have been reclassified to conform with presentation of similar amounts in fiscal year 1999.

NOTE 2 - NEW ACCOUNTING STANDARDS

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. For the periods ended October 31, 1998 and November 1, 1997, components of the Company's comprehensive income (loss) are listed below:

                                              Three months ended    Nine months ended
 -------------------------------------------------------------------------------------
                                                Oct. 31,  Nov. 1,   Oct. 31,   Nov. 1,
                                                 1998      1997       1998      1997
 -------------------------------------------------------------------------------------
 Net income (loss)                             $(2,866)  $10,498   $(1,904)   $28,571
 Unrealized gain (loss) on investments              (2)        2       (12)         2
                                               -------   -------   -------    -------
 Comprehensive income (loss)                   $(2,868)  $10,500   $(1,916)   $28,573
                                               =======   =======   =======    =======


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

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Adoption of this statement will not have a significant effect on the Company's results of operations or its financial position. The Company will adopt this statement in its financial statements for fiscal year 2001.

NOTE 3 - EARNINGS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share.

Three months ended                                 October 31, 1998     November 1, 1997
----------------------------------------------------------------------------------------
Net income (loss)                                    $    (2,866)         $    10,498
                                                     ===========          ===========

Basic weighted average shares outstanding             31,678,484           30,941,945
Effect of dilutive securities-stock options                    -            2,372,598
Effect of dilutive securities-stock warrants                   -               18,769
                                                     -----------          -----------
Diluted weighted average shares outstanding           31,678,484           33,333,312
                                                     ===========          ===========

Basic earnings per share                             $      (.09)         $       .34
                                                     ===========          ===========

Diluted earnings per share                           $      (.09)         $       .31
                                                     ===========          ===========


Nine months ended                                  October 31, 1998      November 1, 1997
-----------------------------------------------------------------------------------------
Net income (loss)                                    $    (1,904)         $    28,571
                                                     ===========          ===========

Basic weighted average shares outstanding             31,570,572           30,485,006
Effect of dilutive securities-stock options                    -            2,061,229
Effect of dilutive securities-stock warrants                   -              111,871
                                                     -----------          -----------
Diluted weighted average shares outstanding           31,570,572           32,658,106
                                                     ===========          ===========

Basic earnings per share                             $      (.06)         $       .94
                                                     ===========          ===========

Diluted earnings per share                           $      (.06)         $       .87
                                                     ===========          ===========

Options to purchase a total of 638,439 and 884,716 shares of common stock at prices ranging from $0.28 to $11.59 and $0.28 to $14.38 were outstanding for the three months and nine months ended October 31, 1998, respectively, but not included in the computation of diluted earnings per share because the Company reported a net loss for these periods.

In addition, the following stock options were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares as of such date and were, therefore, anti-dilutive under the Treasury stock method.


                                             Three months ended                Nine months ended
                                           ------------------------         -----------------------
                                                           Range of                        Range of
                                                           Exercise                        Exercise
                                           Options         Prices           Options        Prices
                                           -------         --------         -------        ---------
      October 31, 1998                    3,862,026     $12.25-$40.36     2,116,983     $14.50-$40.36
      November 1, 1997                        3,626     $40.36               16,319     $29.53-$40.36

NOTE 4 - NON-OPERATING INCOME (EXPENSE)

           Three months ended                          October 31, 1998     November 1, 1997
           ----------------------------------------------------------------------------------
           Foreign exchange losses                         $    (7)             $ (14)
           Gains on sale of fixed assets                        88                  7
           Net rental income                                   115                119
           Legal settlements                                (6,841)                 -
                                                           -------              -----
                     Total                                 $(6,645)             $ 112
                                                           =======              =====


           Nine months ended                           October 31, 1998     November 1, 1997
           ---------------------------------------------------------------------------------
           Foreign exchange losses                         $   (14)             $ (80)
           Gains on sale of fixed assets                        75                  4
           Net rental income                                   356                321
           Legal settlements                                (6,841)                 -
           Writedown of investments                         (2,500)              (465)
                                                           -------              -----
                     Total                                 $(8,924)             $(220)
                                                           =======              =====

NOTE 5 - SPECIAL CHARGES

FIRST QUARTER OF FISCAL YEAR 1999

During the first quarter of fiscal year 1999, the Company recorded pre-tax special charges totaling $6.4 million of which $2.6 million was charged to cost of sales, $1.3 million was charged to restructuring and other costs in operating expenses, and $2.5 million was charged to other income (expense).

The charge of $2.6 million to cost of sales was for inventory writeoffs and consisted primarily of a custom product which was manufactured in the first quarter of fiscal year 1999 for a specific disk drive customer. The product did not meet the customer's specifications and has been scrapped.

The $1.3 million charged to operating expenses was for actions intended to align the business with reduced customer demand in fiscal year 1999. These restructuring charges consisted of $0.8 million used to writedown equipment associated with the production of 4" bipolar wafers to net realizable value and $0.5 million for severance costs associated with a reduction in the workforce of about 5% or 34 employees. The annualized reduction in cost resulting from the restructuring were anticipated to be approximately $1.8 million.

The $2.5 million charge to other income (expense) was to account for a reduction in the carrying value of the Company's equity investment in an outside foundry in which the Company maintained a $2.5 million equity investment and a $1.0 million note receivable. The significant reduction in the Company's business in the first quarter of fiscal year 1999 and the anticipated ramp-up of the Company's 6" fab in the second half of the year has substantially reduced future demand for wafers produced at this foundry. The Company currently is the primary customer of this foundry. The material reduction in wafer output has negatively impacted this foundry's financial condition and cash flows. The Company did not establish a valuation allowance on its $1.0 million note receivable as it believed that the fair market value of the foundry's tangible assets were sufficient to recover the value of the note.

THIRD QUARTER OF FISCAL YEAR 1999

During the third quarter of fiscal year 1999, the Company recorded pre-tax special charges totaling $12.1 million of which $5.2 million was charged to restructuring and other costs in operating expenses, and $6.9 million was charged to other income (expense).

The $5.2 million charged to operating expenses was primarily for costs related to the integration of Benchmarq Microelectronics, Inc. ("Benchmarq"). These costs principally consisted of $1.2 million for equipment writedowns intended to consolidate back-end operations, $2.8 million in severance costs to reduce redundant activities, and $1.2 million in other integration costs which includes costs associated with relocating the Dallas test operations to the Company's Singapore facility.

The $6.9 million charge to other income (expense) consisted of costs incurred to settle a patent infringement lawsuit between Dallas Semiconductor Corporation and Benchmarq as well as a patent infringement lawsuit initiated by the Lemelson Medical Education & Research Foundation, Limited Partnership against Unitrode.

           SPECIAL CHARGES ROLLFORWARD:

                                                           Balance Sheet
                                           --------------------------------------------------------------------------
                                               Valuation Allowances
                               Special         --------------------                   Legal               Other
                               Charges                Fixed                Employee   Costs     Paid-in   Integration
                               Provision   Inventory  Assets  Investmts.   Accruals   Accrual   Capital   Accruals
      ---------------------------------------------------------------------------------------------------------------
      Q1 FY99 Charge           $ 6,363      $2,596    $  665    $2,500      $  520   $     -     $  -       $   82
      Q3 FY99 Charge            12,078           -     1,177         -       2,009     6,841      819        1,232
      FY99 Payments/Disposals        -      (2,203)     (558)        -        (663)   (6,841)       -         (815)
                               -------      ------    ------    ------      ------   -------      ---       ------
      Q3 FY99 Balance          $18,441      $  393    $1,284    $2,500      $1,866   $     -     $819       $  499
                               =======      ======    ======    ======      ======   =======     ====       ======


NOTE 6 - BENCHMARQ MERGER

On August 3, 1998, the Company completed its acquisition of Benchmarq, a Dallas, Texas provider of integrated circuits and electronics modules for portable and power-sensitive electronics systems. In connection with the transaction, the Company issued approximately 7.2 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Benchmarq for all periods presented. The Company recorded combined merger-related transaction costs of $2.7 million primarily for professional services, such as investment banking, legal, and accounting.

Due to the different fiscal year-ends of the Company and Benchmarq, prior year financial information for different fiscal periods has been combined. The audited balance sheet as of January 31, 1998 combines the Company's January 31, 1998 financial position with Benchmarq's December 31, 1997 financial position. The Company's statements of operations and cash flows for its fiscal year ended January 31, 1998 are combined with Benchmarq's statements of operations and cash flows for the fiscal year ended December 31, 1997. Accordingly, the statements of operations combine the Company's operating results for the three and nine months ended November 1, 1997 with the corresponding Benchmarq operating results for the three and nine months ended September 30, 1997. The statement of cash flows combines the Company's cash flows for the nine months ended November 1, 1997 with the corresponding Benchmarq cash flows for the nine months ended September 30, 1997. Benchmarq's net income for the one month period ended January 31, 1998 was $24,000 and was excluded from the Company's combined fiscal year 1999 operating results. Benchmarq's net cash flows for the one month period ended January 31, 1998 were $402,000 and have been added as a separate line in the Company's combined fiscal year 1999 statement of cash flows.

Certain financial statement balances of Benchmarq have been reclassified to conform with the Company's financial statement presentation. Certain adjustments have also been made to conform Benchmarq accounting policies to those followed by Unitrode. Effective in the Company's fiscal third quarter ended October 31, 1998, Benchmarq's revenue recognition policy for distributor sales was changed from deferral until products were sold by distributors to the Company's policy of recognizing revenue at the time of shipment as a result of the consolidation of the Company's distributors.

Revenues and net income of the combined entities for the six-month period prior to the merger are presented in the following table. Prior to the merger, there were no intercompany transactions between the two companies and certain Benchmarq amounts in the financial statements were reclassified to conform to Unitrode's presentations. Merger-related transaction costs of $2.3 million recorded in the historical net income for the first six months have been excluded from the unaudited proforma results.

                                                          Six months ended
          Proforma Results                                 August 1, 1998
          ----------------                                 --------------

           Net Revenues:
           -------------
             Unitrode                                         $57,724
             Benchmarq                                         18,105
                                                              -------
             Combined                                         $75,829
                                                              =======

           Net Income:
           -----------
             Unitrode                                         $1,998
             Benchmarq                                         1,282
                                                              ------
             Combined                                         $3,280
                                                              ======


The following table represents a reconciliation of net revenues and net income previously reported by the combining companies to those presented in the accompanying consolidated financial statements.

                                                        Three months ended         Nine months ended
                                                        November 1, 1997           November 1, 1997
                                                        ------------------         -----------------
      Net Revenues:
      -------------
        Unitrode                                              $48,538                   $137,556
        Benchmarq                                              10,810                     33,979
                                                              -------                   --------
        Combined                                              $59,348                   $171,535
                                                              =======                   ========

      Net Income:
      -----------
        Unitrode                                              $ 8,850                   $ 23,554
        Benchmarq                                               1,648                      5,017
                                                              -------                   --------
        Combined                                              $10,498                   $ 28,571
                                                              =======                   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of net revenues represented by certain items in Unitrode's statements of operations:

                                          Three months ended             Nine months ended
------------------------------------------------------------------------------------------------
                                    Oct. 31,  Oct. 31,    Nov. 1,  Oct. 31,  Oct. 31,    Nov. 1,
                                      1998     1998        1997      1998      1998       1997
------------------------------------------------------------------------------------------------
                                    Proforma*                      Proforma*
Net revenues                         100.0%    100.0%     100.0%    100.0%    100.0%     100.0%
Cost of revenues                      52.9      52.9       47.0      53.1      55.3       47.3
                                     -----     -----      -----     -----     -----      -----
     Gross profit                     47.1      47.1       53.0      46.9      44.7       52.7
                                     -----     -----      -----     -----     -----      -----
Operating expenses:
  Research & development expenses     12.5      12.5        9.3      12.3      12.3        9.3
  Selling, general and
     administrative expenses          18.5      18.5       16.4      19.9      19.9       17.0
  New fab pre-operating expenses         -         -        2.5       1.8       1.8        2.7
  Merger, restructuring and
       and other costs                   -      13.8          -         -       7.9          -
                                     -----     -----      -----     -----     -----      -----
     Total operating expenses         31.0      44.8       28.2      34.0      41.9       29.0
                                     -----     -----      -----     -----     -----      -----

Income from operations                16.1       2.3       24.8      12.9       2.8       23.7
Other income (expense)                 3.8     (13.1)       2.9       3.9      (4.1)       2.6
                                     -----     -----      -----     -----     -----      -----
Income (loss) before income tax
  provision (benefit)                 19.9     (10.8)      27.7      16.8      (1.3)      26.3
Net income (loss)                     12.5%     (7.1)%     17.7%     10.6%     (1.6)%     16.7%

*  Excluding special charges and merger costs

Three Months Ended October 31, 1998 versus Three Months Ended November 1, 1997

Net sales for the Company's third quarter ended October 31, 1998 were $40.4 million compared with $59.3 million in the previous year's third quarter, a decrease of $18.9 million, or 32%. The decline was principally due to a reduction of approximately $10.1 million in a discontinued custom circuit for a specific disk drive customer, as well as weakness in the EDP market and depletion of excess customer inventories. Approximately 61% of sales in the third quarter were international compared with 68% in the prior year.

Gross profit as a percentage of net sales was 47.1% in the third quarter of fiscal year 1999 compared to 53.0% in the same quarter of the prior year. The decrease in the gross profit percentage was primarily due to lower sales volume which reduced utilization of manufacturing capacity and costs associated with the initial ramp up of production in the Company's new 6" BiCMOS wafer fabrication facility.

Weakness, primarily in the EDP market, has affected and may continue to affect the Company's bookings. As a result of greater manufacturing capacity available at the Company and in the semiconductor industry as a whole, lead times for delivery have decreased considerably compared to the prior year. Turns business (orders booked and shipped in the same quarter) was approximately 30% of sales in the third quarter of fiscal year 1999 and has increased compared to the prior two quarters. Customers continue to provide limited visibility as to future demand and the Company will continue to be dependent upon increased turns business to maintain the present revenue level.

Research and development expenses were approximately 12.5% of net sales, or $5.0 million, compared with 9.3%, or $5.5 million, in the prior year. The percentage increase was due to the decreased sales volume partially offset by lower accruals for incentive compensation. Selling, general and administrative expenses were 18.5% of net sales, or $7.5 million, compared with 16.4%, or $9.7 million, in the previous year's third quarter. The decrease of $2.2 million was primarily due to reductions in accruals for incentive compensation and sales commissions.

During the third quarter of fiscal year 1999, the Company recorded merger costs of $0.4 million, primarily for professional fees, associated with the acquisition of BENCHMARQ Microelectronics, Inc. ("Benchmarq"). See Note 6 in the Company's consolidated financial statements for further information.

In the third quarter of fiscal year 1999, the Company recorded special charges totaling $12.1 million of which $5.2 million was charged to restructuring and other costs in operating expenses, and $6.9 million was charged to other income (expense). See Note 5 in the Company's consolidated financial statements for further information.

The consolidated effective rate of tax benefit for the quarter ended October 31, 1998 was 34.5% compared with an effective tax provision rate of 36.1% for the quarter ended November 1, 1997. Excluding non-deductible merger costs, the effective rate of tax benefit was 37.5% in the third quarter of fiscal year 1999.

Net loss for the third quarter of fiscal year 1999 was $(2.9) million, or $(.09) per diluted share, compared with net income of $10.5 million, or $.31 per diluted share for the comparable period of the prior year. Excluding special charges and merger costs, net income would have been $5.0 million, or $.16 per diluted share, for the third quarter of fiscal year 1999.

Nine Months Ended October 31, 1998 versus Nine Months Ended November 1, 1997

Net sales for the nine months ended October 31, 1998 were $116.2 million compared with $171.5 million in the previous year's nine-month period, a decrease of $55.3 million, or 32%. The decline was principally due to a reduction of approximately $29.9 million in a discontinued custom circuit for a specific disk drive customer, as well as weakness in the EDP market and depletion of excess customer inventories. Approximately 62% of sales for the first nine months were international compared with 66% in the prior year.

Gross profit as a percentage of net sales was 44.7% compared to 52.7% in the prior year. Excluding the special charge of $2.6 million recorded in the first quarter to account for inventory writeoffs, gross profit as a percentage of net sales was 46.9%. The decrease in the gross profit percentage compared to the prior year, excluding the special charge, was primarily due to lower sales volume which reduced utilization of manufacturing capacity and costs associated with the initial ramp up of production in the Company's new 6" BiCMOS wafer fabrication facility.

Research and development expenses were approximately 12.3% of net sales, or $14.3 million, compared with 9.3%, or $16.0 million, in the prior year. The percentage increase was due to the decreased sales volume partially offset by lower accruals for incentive compensation. Selling, general and administrative expenses were 19.9% of net sales, or $23.2 million, compared with 17.0%, or $29.2 million, in the previous year. The decrease of $6.0 million was primarily due to reductions in accruals for incentive compensation and sales commissions.

The Company's new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire became operational at the end of the second quarter of fiscal year 1999. Pre-operating costs for fiscal year 1999 and for the life of the project were $2.1 million and $8.4 million, respectively. Pre-operating costs, which were incurred prior to the commencement of production, related primarily to the qualification of equipment and manufacturing processes to meet design, test and reliability specifications as well as to recruit and train personnel.

During the first nine months of fiscal year 1999, the Company recorded special charges totaling $18.5 million of which $2.6 million was charged to cost of sales, $6.5 million was charged to restructuring and other costs in operating expenses, and $9.4 million was charged to other income (expense). See Note 5 in the Company's consolidated financial statements for further information. The Company also recorded merger-related transaction costs of $2.7 million in fiscal year 1999 as a result of the Benchmarq acquisition. See Note 6 in the Company's consolidated financial statements for further information.

The consolidated effective tax rate for the nine months ended October 31, 1998 was 24.3% compared with 36.6% for the nine months ended November 1, 1997. Excluding non-deductible merger costs, the effective tax rate was 32.6% in the first nine months of fiscal year 1999.

Net loss for the nine months ended October 31, 1998 was $(1.9) million, or $(.06) per diluted share, compared with net income of $28.6 million, or $.87 per diluted share, for the comparable period of the prior year. Excluding special charges and merger costs, net income would have been $12.3 million, or $.38 per diluted share, for the nine months ended October 31, 1998.

FINANCIAL CONDITION

Cash and short-term investments at October 31, 1998 decreased by $6.4 million to $78.6 million since the beginning of fiscal year 1999. The principal uses of cash were $3.0 million for operating activities and $6.3 million in capital expenditures offset by $2.1 million in proceeds from exercises of employee stock options. It is anticipated that the Company's operating cash needs for fiscal year 1999, including planned capital expenditures, will be met by internally generated funds and available cash.

Capital expenditures were $6.3 million for the first nine months of fiscal year 1999. In fiscal year 1999, the Company expects capital expenditures to total approximately $11 million for the support of ongoing operations.

The ratio of current assets to current liabilities was 5.47:1 at October 31, 1998 compared with 3.22:1 at January 31, 1998. Working capital of $110.9 million at October 31, 1998 increased by $10.5 million from January 31, 1998. Accounts receivable at October 31, 1998 decreased by $5.1 million from January 31, 1998 primarily due to reduced sales. Receivable day sales outstanding ("DSO") were 51 days at October 31, 1998 compared to 47 days at January 31, 1998. Inventories at October 31, 1998 increased by $4.7 million since January 31, 1998 primarily to support the anticipated increase in turns business. Income taxes payable at October 31, 1998 decreased by a total of $3.3 million from January 31, 1998, primarily due to tax benefits resulting from the special charges. Accrued employee compensation and benefits were $8.9 million lower than at year-end due to the payment of incentive compensation related to the Company's performance in fiscal year 1998. Accrued distributor liability increased by $2.7 million since January 31, 1998 principally due to additional estimated inventory returns associated with consolidating the Company's distributors with Benchmarq.

NEW ACCOUNTING STANDARDS

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

BENCHMARQ MERGER

On August 3, 1998, the Company completed its acquisition of Benchmarq, a Dallas, Texas provider of integrated circuits and electronics modules for portable and power-sensitive electronics systems. In connection with the transaction, the Company issued approximately 7.2 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Benchmarq for all periods presented.

YEAR 2000 IMPACT

The Company, including the Benchmarq operations, has completed an assessment of all computer-based software and hardware to ensure Year 2000 compliance. Certain non-Year 2000 compliant systems and equipment are being modified, scrapped, or replaced. In addition, the Company has begun replacement of certain business systems with a Year 2000 compliant enterprise resource planning system ("ERP system") in order to improve reporting and productivity. Formal communications have been established with all significant vendors to determine the extent to which the Company could be impacted by third parties' failure to remediate their own Year 2000 issues. The Company is currently unaware of any Year 2000 issues at the Company or a third party that will not be compliant in a timely manner and could result in a material effect on the Company's business, results of operations, or financial condition. Year 2000 project expenditures, excluding capitalized costs associated with the ERP system, have been immaterial to date and are not anticipated to exceed $1.0 million. The Year 2000 project is expected to be substantially completed by June, 1999.

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

Sales to one customer, IBM Corporation, represented approximately 10% and 11% of sales in the third quarter of fiscal years 1999 and 1998, respectively, and 11% and 9% of sales in the first nine months of fiscal years 1999 and 1998, respectively. The loss or a substantial reduction in sales from this customer would have a material adverse effect upon the Company's business. Sales to Western Digital Corporation represented approximately 18% of sales for the third quarter and the first nine months of the prior fiscal year, but were significantly less than 10% in comparable periods in the current fiscal year.

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

Presently, the Company is dependent upon GMT Microelectronics Corporation ("GMT"), an outside foundry, as a significant source of BiCMOS wafers for certain products. The dependence on GMT is expected to continue until the Company completes full qualification of manufacturing processes and products at its 6" wafer fabrication facility and ramps up production. There can be no assurance that GMT or other third-party foundries will be able to meet the Company's future BiCMOS wafer production requirements.

After the August 3, 1998 merger with Benchmarq, the Company continued to be dependent on Taiwan Semiconductor Manufacturing Company ("TSMC") for CMOS wafer capacity. In May 1996, Benchmarq entered into an Option Agreement with TSMC which committed the Company to purchase and TSMC to provide specified quantities of wafers at prevailing market prices through the calendar year 2000. Additionally, the Company has an option to purchase and TSMC has committed to provide certain additional wafers through the calendar year 2000. The loss of the TSMC Option Agreement, the failure of TSMC to honor the TSMC Option Agreement or the failure to utilize option wafers as specified under the terms of the TSMC Option Agreement could have a material adverse effect on the Company.

The Company's new 6" BiCMOS wafer fabrication facility became operational at the end of the second quarter ended August 1, 1998. Full qualification of manufacturing processes and products is continuing. There can be no assurance that certain processes and products will be qualified on time, that the added capacity will match demand for its products, or that the initial ramp up of production will result in acceptable manufacturing yields. The Company's additional capacity has resulted in a significant increase in operating expenses, such as depreciation, and if revenues do not increase to offset these additional expenses, the Company's future gross profit percent of sales would be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to further over-capacity in the industry, which could lead to price erosion that could adversely affect the Company's operating results.

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

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                October 31, 1998


ITEM 1.  LEGAL PROCEEDINGS

On July 31, 1998, the Company, along with twenty-five other companies, was named as a defendant in a lawsuit filed in U.S. District Court for the District of Arizona by the Lemelson Medical Education & Research Foundation, Limited Partnership ("Lemelson"). The suit alleged that certain manufacturing operations of the Company, as well as certain manufacturing operations of the other defendants, infringe sixteen Lemelson patents. The complaint sought an injunction against infringement of the patents, damages in an unspecified amount and attorneys' fees. The Company has entered into a license agreement with the plaintiff in settlement of the matter and the lawsuit has been dismissed against the Company.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     Exhibit 27 - Financial Data Schedules

           (b) REPORTS ON FORM 8-K: On August 4, 1998, the Registrant filed a report on Form 8-K announcing that it had acquired BENCHMARQ Microelectronics, Inc. pursuant to the terms of the previously reported Agreement and Plan of Merger, dated as of March 2, 1998, and the amendment thereto, dated as of June 23, 1998.

                     On October 7, 1998, the Registrant filed a report on Form 8-K which included the financial statements of the acquired business, Benchmarq Microelectronics, Inc., ("Benchmarq") as well as unaudited proforma condensed financial statements showing the business combination between Unitrode Corporation and Benchmarq accounted for on a "pooling-of-interests" basis.

               Unitrode Corporation and Consolidated Subsidiaries
                                October 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITRODE CORPORATION


   December 15, 1998                      /s/ Robert J. Richardson
   -----------------                      --------------------------------------
   Date                                   Robert J. Richardson
                                          Chairman and Chief Executive Officer


   December 15, 1998                      /s/ Cosmo S. Trapani
   -----------------                      --------------------------------------
   Date                                   Cosmo S. Trapani
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)