Form 10-K
period 1999-01-31
UNITRODE CORP
filed 1999-04-23
CIK 101911

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       OR

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of April 9, 1999, was $466,431,620. As of April 9, 1999 there were 32,152,191 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain portions of the information from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 7, 1999.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

  General Development of the Business

     Unitrode Corporation (the "Company" or "Unitrode") was founded in 1960 and is incorporated under the laws of Maryland. Since its inception, the Company and its subsidiaries have designed, manufactured, marketed, and sold electronic components and sub-systems. Unitrode divested various businesses from 1991 through 1994 in order to focus on the analog/linear and mixed-signal integrated circuits business. In August 1998, the Company merged with Benchmarq Microelectronics, Inc. ("Benchmarq"), a Dallas, Texas manufacturer of integrated circuits and electronic modules for portable and power-sensitive electronic products. Reference is hereby made to Note B to the Company's consolidated financial statements included in Part II, Item 8 hereof for further information.

  Financial Information about Industry Segments

     The Company and its subsidiaries operate within a single industry segment, the manufacture and sale of semiconductors, and have various product categories within that one segment that share common technologies, markets and applications as shown below.

  Description of the Business

GENERAL

     The Company currently designs, manufactures, markets and sells a range of analog/linear and mixed-signal integrated circuits (ICs), modules, and non-volatile products. Unitrode's analog IC business was founded in 1981; additional analog and mixed-signal battery management products, as well as the modular and non-volatile product lines, were added as a result of the merger with Benchmarq. Today, the Company's principal products are proprietary, high-performance analog/linear and mixed-signal integrated circuits that are used in a variety of applications in EDP/computer, telecommunications, industrial control and instrumentation, space communications, and consumer/automotive markets. For the most part, these ICs are used either to control switching power supplies, to control charging, conditioning, and monitoring of rechargeable batteries, or to act as an interface between various pieces of electronic equipment. The Company's Benchmarq-branded lines of non-volatile static random access memory ("NVSRAM") products and real time clock ("RTC") products provide back-up memory, time and date functions in telecommunications and computer equipment.

     After restating the revenues for the combined Company, slightly more than half of the revenues are derived from power management applications -- either in the control of switching power supplies and DC/DC converters or in battery management. About one-third of revenues comes from interface products, principally Small Computer Systems Interface ("SCSI") active terminators. Altogether, these comprise 90% of the company's revenues and represent the strategic thrust of new product development. The non-volatile product lines represent the remaining 10%.

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

     Worldwide merchant sales of analog ICs were estimated at approximately $19.1 billion in calendar year 1998, or approximately 18% of the total integrated circuit market, according to World Semiconductor Trade Statistics, Inc. The Company estimates that its served available market, the portion of the market in which its products directly compete, is about $2.3 billion. The Company's share of this market is estimated at about 7%.

     The Company believes that the analog/linear integrated circuit market offers certain advantages compared to the digital market. The life cycles of products in the analog integrated circuit market tend to be longer and customer pricing is less volatile than in the digital market. The capital requirements for analog/linear IC manufacture are lower than those in the digital IC area. In addition, foreign competition from the Asian sector has been less interested in the analog/linear IC business because the markets are smaller. Unlike products in the digital market, the value in the product is usually the result of design innovation utilizing a variety of manufacturing process technologies to address specific customer applications, many of which are in so-called "niche" markets. Portable power applications are particularly sensitive to battery technologies and sometimes require modular solutions to fully meet the customer's needs.

PRODUCTS AND MARKETS

     Advancements in digital processing, such as for lower power and higher operating frequencies, are driving innovation in analog/linear circuitry. Another significant trend in the marketplace is the need to reduce the size and weight of components, particularly for portable and hand-held applications in which these features are critical. As a result, more and more functions are designed into a single chip, requiring both advancements in design and improvements in process technology.

     The Company's primary product offerings are comprised of analog ICs for power supply control, lighting, power driving, power quality and power factoring, battery management, as well as high-speed and high-power interface applications. Products are developed as a result of careful market analysis, a close working relationship with customers, and a thorough understanding of their applications. As a result, most of the products are based upon proprietary designs and are considered application specific standard products (ASSPs) because they are designed for targeted tasks. Many of these products have become standards in the industry.

     The Company's major product categories and their functions are:

          Power Management: These circuits are used in switching power supplies (either AC/DC or DC/DC) to modulate, amplify, or regulate current or voltages, or to protect other circuitry from irregular, spurious, or erroneous signals. Examples of such products are current-mode pulse-width modulators (PWMs), power factor pre-regulator ICs, phase-shift resonant converters, power driver circuits, and load-share circuits. Using these advanced control ICs, a customer can design a power supply that is smaller and more efficient or can incorporate these ICs into a distributed power system that responds to instantaneous changes in current levels required during operation. These ICs are also designed to control the position, speed, braking, and power consumption of small, fractional-horsepower DC electric motors, such as servo, stepper and DC brushless motors.

          Data Transmission/Interface: Interface circuits transfer data signals between or within (an) electronic system(s). These circuits are used as SCSI active termination circuits and as drivers or receivers in high-speed data transmission, as well as for power interface, such as in hot swap and CAN transceiver applications. The Company's largest product family in this business line is used principally to provide active termination for 27, 18, 15, and 9 lines of data transmission in small computer systems interface
     (SCSI) applications. Mixing and matching the 18- and 9-line terminators allow designers flexibility in terminating wide-SCSI busses with 18 and 27 lines, as well as meeting requirements for multi-mode and low voltage differential topologies. In fiscal year 1999, the Company further broadened its technically advanced family of SCSI circuits with the introduction of a low voltage differential SCSI circuit that meets ULTRA III SCSI requirements.

          Portable Power Management: These circuits and modules provide charge control, capacity monitoring, conditioning, and power conversion in a variety of battery-powered applications. Used in portable equipment, these circuits permit the safe charge and discharge of batteries (particularly important in volatile lithium-ion batteries), promote efficient use of battery power, and provide accurate capacity monitoring for the user. In fiscal year 1999, the Company introduced patented technology in lithium-ion battery controllers that are built directly into the battery cells, as well as precedent-setting gas gauge circuits which meet the Microsoft(R) ACPI (Advanced Configuration and Power Interface) specification.

          Non-Volatile Circuits and Modules: Included in this category are non-volatile static random access memory ("NVSRAM") and real time clock ("RTC") product families. NVSRAM are modules which include a static random access memory ("SRAM"), a lithium-button-cell battery, and a controller IC that detects the loss of power in a main system and redirects it to the backup battery cell. RTCs, which are sold in modular and IC forms and in combination with a backup battery, maintain data and provide time and date information during interruption of power to the main system.

     Reference is hereby made to Note N to the Company's consolidated financial statements included in Part II, Item 8 hereof for revenues by product categories.

     These products serve a broad range of markets including the EDP/computer, telecommunications, industrial control and instrumentation, space communications, and consumer/automotive. The following table identifies the typical user applications by market:

MARKET                                    USER APPLICATION
------                                    ----------------
EDP/Computer............................  Mainframes
                                          Workstations & Portable PCs
                                          Terminals
                                          Peripherals
                                          RAIDS and servers
                                          Battery Chargers/Monitors
                                          Monitors
Telecommunications......................  Switching Stations
                                          Routers & Hubs
                                          Base Stations
                                          Cellular and Wireless Phones
                                          Global Positioning Systems
                                          Battery Chargers/Monitors
Industrial Control & Instrumentation....  HVAC
                                          Robotics
                                          Sensors
                                          Portable Instruments
                                          Factory Automation
                                          Video Displays
                                          Energy Management
                                          Lighting Systems
Space Communications....................  Satellites
                                          Aircraft Controls
                                          Advanced Weapons
                                          Missile Systems
                                          Displays
Consumer/Automotive.....................  High Intensity Lighting
                                          Airbags
                                          Dashboard Displays
                                          Anti-locking Brake Systems
                                          Digital Cameras
                                          Power Tools

SALES AND DISTRIBUTION

     Unitrode's products are sold worldwide by its sales force and through a network of independent sales representatives and distributors. About 68% of revenues are either through its direct sales force or manufacturer's representatives, and the remaining 32% is through distribution networks in the U.S and overseas. U.S distribution represents about 13% of revenues.

     The Company has eight field sales offices to serve selected geographical areas in North America and also has agreements with five distributors in North America who maintain more than 300 branch locations. Field application engineers are employed to work closely with customers to solve design problems and to anticipate future product requirements.

     For the year ended January 31, 1999, export sales represented 59% of sales. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. International sales are conducted through sales offices, located in England, Germany, Hong Kong, Italy, Korea, and Singapore. The Company also has agreements with distributors or sales representatives for locations throughout Europe, Asia, Japan, South America, Australia, New Zealand, and the Middle East.

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

CUSTOMERS

     The Company's customer base is comprised of merchant manufacturers, contract manufacturers, electronics distributors, and customers with captive manufacturing operations. The captive manufacturers use the Company's products as integral components in their equipment and systems. In certain cases, products sold to a subcontract-assembly company are specified by the captive manufacturer. The merchant manufacturers typically function as original equipment manufacturers (OEMs) as well as suppliers of sub-systems to other OEMs. About 50% of sales are to customers in the electronic data processing
(EDP)/computer market, about 22% are to customers in communications markets, about 20% are for industrial applications, and the remaining 8% is principally for space communications/consumer customers. There were no customers greater than 10% of total revenues in fiscal year 1999. One customer represented approximately 17% and 24% of sales in fiscal years 1998 and 1997, respectively.

     The Company has no material contracts with the United States Government.

BACKLOG

     The Company's backlog was approximately $30.8 million on January 31, 1999, all of which the Company expects to ship within the current fiscal year. Backlog at January 31, 1998 was approximately $50.3 million, excluding bookings for a custom circuit which was subsequently cancelled. The Company recognizes backlog as orders that have a specific schedule for delivery within the ensuing twelve months. The Company does not believe that its backlog at any time is necessarily representative of the actual sales for any succeeding period.

     While annual purchase agreements are common in the industry, the Company does not recognize such agreements as backlog. The ordering practices of many semiconductor customers have shifted from a practice of placing orders with delivery dates extending over several months to a practice of placing orders with shorter delivery dates.

MANUFACTURING

     In 1981, the Company purchased a manufacturing facility in Merrimack, New Hampshire ("Merrimack"), and converted it for IC wafer fabrication. Since that time, the original building has been expanded several times and upgraded to satisfy the need for increased capacity and additional process technologies, including class-10 lithography capability, as well as to meet requirements for quality and product reliability. During fiscal years 1997 and 1998, the Company constructed and substantially equipped a 24,000 square-foot facility designed to produce 6" BiCMOS wafers at a cost of about $39 million. This facility became operational in July 1998.

     As of January 1999, the Company's major wafer fabrication process technologies included standard and enhanced bipolar, bipolar-complementary metallic oxide silicon (BiCMOS), and BiCMOS-double-diffused metallic oxide silicon (BCDMOS). All of the bipolar processing takes place at the Company's Merrimack facility, and by the end of fiscal year 1999, about half of the BiCMOS processing was produced at the Company's newly constructed BiCMOS facility in Merrimack. The remaining BiCMOS processing occurs at GMT Microelectronics Corporation in Pennsylvania and at Chartered Semiconductor Manufacturing Company in Singapore. All of the Company's CMOS processing occurs at Taiwan Semiconductor Manufacturing Company (TSMC). (For further information, see Note L to the Company's consolidated financial statements included in Part II, Item 8 hereof.) Other subcontract sources of wafer supply are used from time to time and are being considered for future use by the Company.

     The Company's bipolar processes are ideal for both precision analog circuits and certain power management functions. The BiCMOS process is well-suited for high-density linear designs, especially where speed and lower power consumption are of primary importance. The BCDMOS process offers all of the advantages of BiCMOS and, with the addition of lateral DMOS devices, accommodates designs requiring higher current and voltage. CMOS processing accommodates the algorithms required for many of the battery management products as well as digital interface required in the non-volatile product lines. Each of the four major fabrication technologies has numerous processing options available to enable the product designer to achieve the optimal product functionality, reliability, and performance.

     Following wafer fabrication and wafer testing, the wafers are cut into die which are then assembled into circuit packages. Almost all of the Company's testing occurs at Unitrode Electronics Singapore Pte. Ltd. ("UES") from which all IC assembly is managed. As is common in the industry, various IC assembly vendors located in Asia perform most of the assembly, except for modular and non-volatile products. Assembly of modular and non-volatile products occurs in the Dallas facility and either employs automated pick-and-place equipment or manual assembly. The Company currently believes that adequate assembly capacity exists and that alternative sources could be obtained, should the need arise, without significant interruption of the manufacturing process.

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

WORKING CAPITAL

     The Company's business does not require working capital in excess of levels that are considered normal in the industry. Further, it has not been necessary for the Company to carry significant or unusual amounts of inventory to meet rapid delivery requirements to customers or to assure itself of a continuous allotment of raw materials from suppliers. In the past year, in order to support the transport of processed wafers from a foundry to the Company's facility as well as to respond to a growing industry trend for shorter delivery schedules, the Company has produced certain product in anticipation of orders. The Company believes that its inventory reserves are sufficient to support any excess and obsolete product so inventoried.

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

     In fiscal year 1999, the Company's third-party registrars completed their re-certification assessment of the Company's two manufacturing facilities (Merrimack and UES) and renewed the Company's registration to ISO 9001/9002-1994, respectively. The Merrimack facility has continuously maintained conformance to MIL-STD-38510 Class B and Class S since November 1985. In October of 1996, the Defense Supply Center, Columbus (DSCC) granted the Company full QML certification/qualification for MIL-PRF-38535, and the Company transitioned from listing as a MIL-M-38510 certified manufacturer to listing on the MIL-PRF-38535 Qualified Manufacturers List.

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

     Unitrode continues to receive royalty payments from International Rectifier Corporation ("IRC") as a result of a 1983 exclusive licensing agreement for certain MOSFET technology which, with the Company's consent and in consideration of royalty payments, IRC licenses to others. Depending upon the number of licensees and the uses of the technology, royalty amounts may vary. In particular, in the fourth quarter of fiscal year 1999, the Company recorded one-time royalty income of $7.4 million following the settlement of patent infringement litigation between IRC and two Japanese companies.

RESEARCH & DEVELOPMENT

     The Company's development is directed towards new product design and process technology. At January 31, 1999, 144 employees supported the Company's research and development efforts. Design engineering offices are located in Merrimack, New Hampshire; San Jose, California; Cary, North Carolina; Dallas, Texas; and Austin, Texas.

     Research and development expenditures were approximately $19,005,000, $20,511,000, and $21,117,000 in the years ended January 31, 1999, 1998 and 1997, respectively.

COMPETITION

     The Company competes in the high-performance segment of the analog/linear and mixed-signal integrated circuit market specifically addressing power management, portable power, and data transmission/interface applications. Unitrode has a number of competitors, some of which are substantially larger than the Company, with significantly greater resources. Unitrode would be adversely affected if its competitors introduced technologically superior products or offered their products at prices significantly lower than those of the Company's products. The major competitive factors include innovative design, product performance, price, reliability, quality, customer support, and timely delivery. The Company's ability to compete depends in large part upon the timely introduction of products that are technologically innovative and which provide cost-effective solutions for its customers.

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

EMPLOYEES

     As of January 31, 1999, the Company had 783 employees of which 154 were employed outside of the United States. Approximately 495 employees support the manufacturing process, 92 employees conduct the sales and marketing effort, 144 employees support research and development, and 52 employees provide administrative support.

     Unitrode has never had a labor work stoppage, and no employees are represented by a labor organization. The Company considers its employee relations to be good.

  Financial Information about Foreign and Domestic Operations and Export Sales

     Reference is hereby made to Note N to the Company's consolidated financial statements included in Part II, Item 8 hereof for information about foreign and domestic operations and export sales.

ITEM 2.  PROPERTIES

     The Registrant's corporate offices and principal manufacturing facility are located in Merrimack, New Hampshire. All buildings are well-maintained, suitable and adequate for the present activities of the Registrant. Information regarding the principal plants and properties appears below:

                                                      APPROXIMATE         OWNED OR           LEASE
                                                     FACILITY SIZE      LEASED; LAND       EXPIRATION
LOCATION                            DESCRIPTION      (SQUARE FEET)       AREA OWNED           DATE
--------                           --------------    -------------    -----------------    ----------
Merrimack, New Hampshire.........  Manufacturing;       174,400       Owned; 19.6 acres         --
                                   General Office
Ayer Rajah, Singapore............  Manufacturing;        25,800       Leased                 2000/
                                   General Office                                             2001
San Jose, California.............  General Office         5,900       Leased                  2003
Cary, North Carolina.............  General Office        10,400       Leased                  2001
Worcester, Massachusetts(1)......  Manufacturing;        83,000       Owned; 6.0 acres          --
                                   General Office
Lexington, Massachusetts(2)......  General Office        16,000       Leased                  1999
Lowell, Massachusetts............  Land                      --       Owned; 1.3 acres          --
Dallas, Texas....................  Manufacturing;        71,000       Leased                  2000
                                   General Office
Austin, Texas....................  General Office         1,955       Leased                  2003

---------------
(1) Facility was sold in March 1999.

(2) Facility is sublet to a third party as of January 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

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

     The Maine site is not a "potentially responsible party" ("PRP") site. The Company has sole responsibility for remediation at the site. The Company has installed a groundwater treatment system at the site that has been approved by the Maine Department of Environmental Protection and is currently engaged in remediation of the site. The annual cost of operation and maintenance of the treatment system is approximately $50,000 and the annual cost of sampling and analysis at the site is approximately $10,000. Additional sampling and investigation costs during the current year to evaluate potential new groundwater recovery locations to expedite site clean up are expected to be approximately $50,000.

     The Company has been notified by responsible state authorities in California that it is one of a number of PRPs under relevant state statutes with respect to a former hazardous waste treatment facility in Escondido, California (the "Site"). The treatment facility was owned and operated by an entity wholly unrelated to the Company. The Company, along with other financially viable PRPs, has entered into consent orders with governmental authorities regarding the voluntary payment of cleanup costs and voluntary cleanup measures with respect to the Site. The Company has established a reserve which the Company believes to be adequate for future environmental remediation costs at this Site, based upon the probable and reasonably estimable work to be done at the Site, the other PRPs involved at the Site and the Company's volumetric level of contribution to the Site which is less than one-half of one percent of the total volume of waste contributed to the Site by the parties to the consent orders. In view of the difficulty in quantifying the potential costs or damages arising from the alleged environmental hazards, it is not possible to determine with certainty the extent of the Company's potential exposure at the Site. However, based upon its investigation to date, the Company believes that its exposure (without giving effect to the joint and several liability provisions referred to below) would not be material and the Company believes that the reserves established with respect to these liabilities will be adequate. Further, although statutes provide that all PRPs may be held jointly and severally liable for the costs of investigation and remediation of a site, after consideration of the liabilities of other PRPs with respect to the Site and their respective levels of financial responsibility, the Company believes that its liability with respect to the Site is not material. If any liability on the part of the Company were to be measured by the ratio of the waste attributable to the Company over the total waste involved, based on information presently available to the Company, the Company's aggregate liability with respect to the Site would not be material.

     Although the Company has been identified as a PRP at the California site, management of the Company does not believe that a loss exceeding amounts already recognized has been or will be incurred that is material to a decision to buy or sell the Company's securities. In the California situation, the Company is one among 53 PRPs who have executed a PRP Group Agreement. The Company's volumetric share of waste contributed to the site has been determined in the PRP allocation agreement to be 0.4 percent. The parties to this agreement have agreed to share costs on a pro rata basis, determined by the amount of waste contributed to the site. A number of financially responsible PRPs have volumetric shares at levels considerably higher than the Company's share. The PRPs have completed a remedial investigation and feasibility study under a consent order entered into with the California Department of Toxic Substance Control (the "DTSC"). A remedial action plan has been approved by the DTSC and the PRPs have entered into an additional consent order under which the remedial action plan will be carried out. The budgeted costs of the PRP group to complete remediation of the site are $15,000,000 of which the Company's share would be approximately $60,000. The Company does not believe it to be reasonably possible that it will bear costs in the California situation in excess of a pro rata share since the financial contribution of its portion is not subject to uncertainty or dispute.

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

LINEAR TECHNOLOGY CORPORATION LAWSUIT

     In June 1997, Linear Technology Corporation ("LTC") filed a complaint in the U.S. District Court for the Northern District of California (San Jose Division) alleging that certain products of the Company and products of four other defendants infringe an LTC patent. The complaint seeks damages and an injunction against infringement of the patent. The Company has denied any infringement and has filed a counterclaim seeking that the patent be declared invalid. The Company believes that the resolution of this action will not have a materially adverse effect on the Company's financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the fiscal year ended January 31, 1999.

  Executive Officers of the Registrant

     Information relating to the executive officers of the Company is set forth below. All officers held office as of January 31, 1999, except Mr. Kokulis, who joined the Company on February 15, 1999 and Mr. Gable, who resigned as Chairman of the Board of Directors on August 3, 1998.

NAME, AGE AND POSITION                              BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------                              ------------------------------------------
Robert J. Richardson -- 53................  Chairman and Chief Executive Officer (August 1998 to
  Chairman, Chief Executive Officer and     present); President and Chief Executive Officer (November
  Director                                  1997 to August 1998); Vice President, New Business
                                            Development and Corporate Marketing of Silicon Valley
                                            Group, Inc. (October 1994 to October 1997); Corporate Vice
                                            President and President of Silicon Valley Group's Track
                                            Systems Division (October 1994 to June 1996); President,
                                            SVG Lithography Systems Inc., Subsidiary of Silicon Valley
                                            Group (June 1992 to October 1994).

Alan R. Schuele -- 52.....................  President and Chief Operating Officer (August 1998 --
  President, Chief Operating Officer and    present); President and Chief Executive Officer, Benchmarq
  Director                                  Microelectronics, Inc. (May 1997 -- August 1998); Vice
                                            President & General Manager, Industrial Products Division,
                                            Cirrus Logic, Inc. (May 1993 -- May 1997).

Allan R. Campbell -- 57...................  Senior Vice President, General Counsel and Secretary (June
  Senior Vice President, General Counsel    1994 to present).
  And Secretary

Robert L. Gable -- 68.....................  Chairman (June 1990 to August 1998); Chief Executive
  Director                                  Officer (June 1990 to November 1997); President (March 1992
                                            to January 1996).

NAME, AGE AND POSITION                              BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------                              ------------------------------------------
Raymond G. Hawkins -- 53..................  Executive Vice President, Sales & Marketing (May
  Executive Vice President, Sales &         1998 -- present); Sr. Vice President, Sales & Marketing,
  Marketing                                 Chartered Semiconductor Manufacturing, Inc. (May
                                            1996 -- September 1997); Vice President & General Manager,
                                            Americas Division, National Semiconductor Corporation
                                            (December 1988 -- May 1996).

John L. Kokulis -- 40.....................  Executive Vice President and Chief Financial Officer
  Executive Vice President and Chief        (February 1999 to present); Vice President, Chief Financial
  Financial Officer                         Officer, Allegro Microsystems, Inc. (April 1994 to February
                                            1999).

S. Kelley MacDonald -- 53.................  Vice President, Corporate Communications (June 1992 to
  Vice President, Corporate Communications  present).

Patrick J. Moquin -- 50...................  Vice President, Human Resources (August 1995 to present);
  Vice President, Human Resources           Senior Director, Human Resources, Worldwide Field
                                            Operations, Sun Microsystems, Inc. (May 1994 to July 1995).

     There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     To the Company's knowledge, based solely upon the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 31, 1999, the Company complied with all Section 16(a) filing requirements applicable to its officers, directors and any beneficial owners holding greater than ten percent of its common stock.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Reference is hereby made to Note O to the Company's consolidated financial statements included in Part II, Item 8 hereof regarding the Market for the Registrant's Common Equity and Related Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATA -- FIVE-YEAR FINANCIAL SUMMARY

               UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         YEARS ENDED JANUARY 31
                                  --------------------------------------------------------------------
                                     1999           1998          1997          1996          1995
                                  -----------   ------------   -----------   -----------   -----------
OPERATING RESULTS(A)
Net revenues....................  $   157,801   $    222,040   $   173,679   $   145,363   $   118,386
Gross profit....................       71,813        116,907        88,108        72,791        55,565
  As a % of net revenues........           46%            53%           51%           50%           47%
Depreciation and amortization...       14,945         13,367        13,317        10,024         8,221
R&D expenses....................       19,005         20,511        21,117        17,058        11,418
Operating income................       10,734         51,681        35,923        28,011        12,033
Royalties.......................        9,669          2,886         2,582         2,396         1,722
Pretax income...................       15,213         58,077        40,955        32,024        14,736
Tax provision rate..............           43%            36%           32%           33%           23%
Net income......................        8,646         36,906        27,739        21,321        11,403
  As a % of net revenues........            5%            17%           16%           15%           10%
  As a % of average
     stockholders' equity.......            4%            22%           22%           21%           14%

SHARE DATA(B)
Basic earnings per share........  $       .27   $       1.20   $       .93   $       .75   $       .39
Diluted earnings per share......          .27           1.13           .89           .71           .37
High and low price..............   8.13-22.50    15.88-42.31    7.38-18.50    8.81-16.25    6.75-10.50
Closing year-end price..........        15.91          18.13         18.38         13.13          9.32
Year-end book value.............         6.53           6.19          4.72          3.77          3.09
Shares used for earnings per
  share:
  Basic.........................       31,639         30,673        29,700        28,445        29,275
  Diluted.......................       32,601         32,709        31,096        30,087        30,815
Number of stockholders of
  record........................          565            600           645           738           778

FINANCIAL DATA
Cash/short-term investments.....  $    91,551   $     85,017   $    67,466   $    48,881   $    36,313
Total assets....................      239,964        242,887       179,212       142,309       117,912
Net working capital.............      126,043        100,367        78,277        62,530        45,133
Current ratio...................         5.63           3.22          3.30          3.16          2.79
Plant and equipment-net.........       77,346         83,652        47,396        39,012        34,342
Capital expenditures............       10,229         46,844        22,324        13,008        15,997
Long-term debt and capital lease
  obligations...................           --            702         1,260           891         2,632
Stockholders' equity............      209,230        193,586       141,883       110,673        89,285

                                                         YEARS ENDED JANUARY 31
                                  --------------------------------------------------------------------
                                     1999           1998          1997          1996          1995
                                  -----------   ------------   -----------   -----------   -----------
PRO FORMA OPERATING RESULTS(c)
Net revenues....................  $   157,801   $    222,040   $   173,679   $   145,363   $   110,258
Gross profit....................       74,409        116,907        88,108        72,791        53,601
  As a % of net revenues........           47%            53%           51%           50%           49%
Depreciation and amortization...       14,945         13,367        13,317        10,024         7,316
R&D expenses....................       19,005         20,511        21,117        17,058        10,751
Operating income................       22,506         51,681        35,923        28,011        18,430
Royalties.......................        2,256          2,886         2,582         2,396         1,722
Pretax income...................       28,913         58,077        40,955        32,024        21,025
Tax provision rate..............           37%            36%           32%           33%           32%
Net income......................       18,161         36,906        27,739        21,321        14,381
  As a % of net revenues........           12%            17%           16%           15%           13%
Basic earnings per share........          .57           1.20           .93           .75           .49
Diluted earnings per share......          .56           1.13           .89           .71           .47

---------------
(a) All periods have been restated to include the results of Benchmarq which was acquired on August 3, 1998.

(b) Share and per share data adjusted for a two-for-one stock split and the adoption of SFAS 128.

(c) Fiscal year 1999 excludes special charges and the benefit of one-time royalty income; fiscal year 1995 represents results from continuing operations only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On August 3, 1998, the Company completed its acquisition of Benchmarq Microelectronics, Inc. ("Benchmarq"), a Dallas, Texas provider of integrated circuits and electronics modules for portable and power-sensitive products. In connection with the transaction, the Company issued approximately 7.2 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Benchmarq for all periods presented.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net revenues and the yearly percentage change in certain financial data for the years indicated:

                                    ITEMS AS A PERCENTAGE OF NET REVENUES       PERCENT CHANGES YEAR TO YEAR
                                   ----------------------------------------    ------------------------------
                                    1999*      1999       1998       1997      1999*/98    1999/98    1998/97
                                   -------    -------    -------    -------    --------    -------    -------
Net revenues.....................   100.0%     100.0%     100.0%     100.0%     (28.9)%     (28.9)%    27.8%
Cost of revenues.................    52.8%      54.5%      47.3%      49.3%     (20.7)%     (18.2)%    22.9%
                                    -----      -----      -----      -----      -----       -----      ----
Gross profit.....................    47.2%      45.5%      52.7%      50.7%     (36.4)%     (38.6)%    32.7%
Operating expenses:
Research and development.........    12.0%      12.0%       9.2%      12.2%      (7.3)%      (7.3)%    (2.9)%
Selling, general and
  administrative.................    19.5%      19.5%      17.3%      17.9%     (19.8)%     (19.8)%    23.7%
New fab pre-operating costs......     1.3%       1.3%       2.8%        --      (67.0)%     (67.0)%     N/A
Merger costs.....................      --        1.7%        --         --         --         N/A        --
Restructuring and other costs....      --        4.1%        --         --         --         N/A        --
                                    -----      -----      -----      -----      -----       -----      ----
Total operating expenses.........    32.9%      38.7%      29.4%      30.0%     (20.4)%      (6.4)%    25.0%
                                    -----      -----      -----      -----      -----       -----      ----
Income from operations...........    14.3%       6.8%      23.3%      20.7%     (56.5)%     (79.2)%    43.9%
Other income.....................     4.1%       2.8%       2.9%       2.9%        --       (30.0)%    27.1%
                                    -----      -----      -----      -----      -----       -----      ----
Income before income taxes.......    18.3%       9.6%      26.2%      23.6%     (50.2)%     (73.8)%    41.8%
Income tax provision.............     6.8%       4.2%       9.5%       7.6%     (49.2)%     (69.0)%    60.2%
                                    -----      -----      -----      -----      -----       -----      ----
Net income.......................    11.5%       5.5%      16.6%      16.0%     (50.8)%     (76.6)%    33.0%
                                    =====      =====      =====      =====      =====       =====      ====

---------------
* Pro forma results exclude special charges and the benefit of one-time royalty income

  N/A Percentage not meaningful

FISCAL YEAR 1999 VERSUS FISCAL YEAR 1998

     Net revenues in fiscal year 1999 were $157.8 million, a decrease of $64.2 million, or 29%, compared to $222.0 million in fiscal year 1998. Approximately 56%, or $36 million, of the decline was due to the discontinued sale of a custom circuit manufactured for a single customer in the previous year. A general slowdown in demand for semiconductors due to excess customer inventories accumulated in the previous year, as well as weakness in the EDP market, accounted for the balance of the decrease. International revenues accounted for approximately 59% of total revenues in fiscal year 1999 compared to 64% in fiscal year 1998.

     Gross profit as a percentage of net revenues was 45.5% in fiscal year 1999, compared to 52.7% in fiscal year 1998. The decline was primarily due to the lower sales volume that reduced utilization of manufacturing capacity, the initial ramp-up costs in the new wafer fabrication facility, as well as the inventory write-offs of $2.6 million in the first quarter. The write-offs were primarily due to the discontinued production and sale of the custom circuit mentioned above. Excluding these write-offs, gross profit as a percentage of fiscal year 1999 net revenues would have been 47.2%.

     Research and development expenses were $19.0 million, or 12.0% of net revenues, compared to $20.5 million, or 9.2% of net revenues in the prior year. The increased percentage was principally due to the lower sales volume, partially offset by reductions in accruals for incentive compensation. Selling, general and administrative expenses were $30.8 million, or 19.5% of net revenues in fiscal year 1999, compared to $38.4 million, or 17.3% of net revenues in fiscal year 1998. The decrease was principally due to a reduction in variable costs, including employee incentive compensation, sales commissions, and merger-related redundancies.

     In fiscal years 1999 and 1998 respectively, the Company recorded $2.1 million and $6.3 million in pre-operating expenses associated with the new 6" BiCMOS wafer fabrication facility in Merrimack, New Hampshire, which became operational in July 1998. Pre-operating expenses, which were incurred prior to the commencement of production, represented costs for the qualification of equipment and processes, as well for recruitment and training of personnel.

     Special charges in fiscal year 1999 totaled $18.5 million, of which $2.6 million was charged to cost of sales, $6.5 million was charged to operating expenses for restructuring and other costs, and $9.4 million was charged to other income (expense). The Company also recorded merger-related transaction costs of $2.7 million in fiscal year 1999 as a result of the Benchmarq acquisition. For further information, see Notes B and C to the Company's consolidated financial statements.

     Fiscal year 1999 results include fourth-quarter pretax income of $7.4 million which represents a one-time royalty benefit from International Rectifier Corporation ("IRC"), the result of settlement of patent infringement litigation between IRC and two other companies whereby these companies agreed to a license to certain IRC patents relating to power MOSFET technology. Under the terms of a license agreement between Unitrode and IRC, Unitrode released its rights as exclusive licensee of IRC's power MOSFET technology and, as a result, is entitled to receive a certain share of royalties paid to IRC by IRC's licensees.

     The consolidated effective tax rate in fiscal year 1999 was 43.2% compared to 36.5% in fiscal year 1998. This increase was due primarily to non-deductible merger-related transaction costs. Net income decreased from $36.9 million, or $1.13 per diluted share in fiscal year 1998 to $8.6 million, or $.27 per diluted share in fiscal year 1999. Fiscal year 1999 net income, excluding special charges and the one-time royalty benefit, was $18.2 million, or $.56 per diluted share.

     Backlog at January 31, 1999 was $30.8 million compared to $56.2 million at January 31, 1998. Excluding bookings for the discontinued custom circuit, bookings in fiscal year 1999 were $140 million, down 27% from $193 million in the prior year. The Company's book-to-bill ratio was negative during the first three quarters of fiscal year 1999 as a result of the general industry-wide slowdown in demand for semiconductors. This slowdown was due to the build-up of excess customer inventories accumulated during the previous year, as well as weakness in the EDP market. The Company's orders in the fourth quarter exceeded shipments as orders strengthened across all market segments, and this trend has continued to date in the first quarter of fiscal year 2000.

FISCAL YEAR 1998 VERSUS FISCAL YEAR 1997

     Net revenues in fiscal year 1998 were $222.0 million, an increase of $48.3 million, or 28%, compared with $173.7 million in fiscal year 1997. Revenues from power management and interface products increased 51% and 69%, respectively, due primarily to strength in the first half of the year in electronic data and computer peripheral markets. Revenue from portable power products rose 39% compared to the prior year principally due to increased unit sales in the EDP market. Revenues in a custom circuit manufactured for a disk drive manufacturer declined 19% compared to the prior year, due to a significant decline in demand from this customer in the fourth quarter. International revenues accounted for approximately 64% of total revenues in fiscal year 1998 compared to 69% in fiscal year 1997.

     Gross profit as a percentage of net revenues was 52.7% in fiscal year 1998, compared to 50.7% in fiscal year 1997. The increase in gross margin percentage was due primarily to an increase in unit sales of higher margin portable power products.

     Research and development expenses in fiscal year 1998 were approximately $20.5 million, or 9.2% of net revenues, compared with $21.1 million, or 12.2% of net revenues in the prior year. The decrease in percentage of net revenues was principally due to the increased sales volume. Selling, general and administrative expenses were $38.4 million, or 17.3% of net revenues in fiscal year 1998, compared to $31.1 million, or 17.9 % of net revenues in fiscal year 1997. The $7.3 million increase in selling, general and administrative expenses was principally due to variable costs, such as employee incentive compensation and sales commissions on the higher volume of sales, and legal expenses associated with patent litigation between Benchmarq and Dallas Semiconductor Corporation.

     Interest income in fiscal year 1998 rose by approximately $0.8 million, primarily due to the increase in the Company's cash and short-term investments. The consolidated effective tax rate in fiscal year 1998 was 36.5%, compared to 32.3% in fiscal year 1997. This increase was primarily due to the recognition in the earlier year of a benefit related to net operating loss carryforwards. Net income increased 33% from $27.7 million, or $.89 per diluted share, in fiscal year 1997 to $36.9 million, or $1.13 per diluted share in fiscal year 1998.

     Backlog at January 31, 1998 was $56.2 million, compared to $52.0 million at January 31, 1997. Bookings in fiscal year 1998 were $228 million, an increase of $43 million, or 23%, from fiscal year 1997. Bookings were particularly strong in the first half of fiscal year 1998 as a result of demand from customers in the EDP and peripheral markets.

FINANCIAL CONDITION

     Cash and short-term investments at January 31, 1999, increased by $6.5 million to $91.6 million from the beginning of fiscal year 1999. The principal sources of cash were $11.4 million from operating activities and $4.3 million in proceeds from exercises of employee stock options under the Company's stock option plans; these were offset by $10.2 million in capital expenditures.

     In March 1999, the Company entered into a new three-year, multi-bank revolving credit agreement that provides for borrowings of up to $50 million. Borrowings under the credit agreement bear interest at variable spreads over LIBOR. The revolving credit agreement includes covenants that, among other things, specify a maximum leverage limit, a minimum fixed-charge coverage ratio, and a minimum level of tangible net worth.

     Capital spending to support ongoing operations totaled approximately $10.2 million in fiscal year 1999. The Company plans to spend approximately $12 to $15 million for capital assets in fiscal year 2000. It is anticipated that the Company's operating cash requirements for fiscal year 2000, including planned capital expenditures, will be met by internally generated funds and available cash.

     The ratio of current assets to current liabilities was 5.63:1 at January 31, 1999, compared with 3.22:1 at January 31, 1998. Working capital of $126.0 million at January 31, 1999, increased by $25.7 million from January 31, 1998.

     Accounts receivable at January 31, 1999, decreased by $5.6 million from January 31, 1998 primarily due to the lower level of sales. Receivable days sales outstanding increased to 52 days at January 31, 1999, compared to 47 days at January 31, 1998, as a result of changes in the Company's mix of business. Inventories at January 31, 1999, increased by $4.6 million from January 31, 1998, primarily to support the increase in turns business (orders booked and shipped in the same period), to facilitate the orderly transfer of probe and test from the Company's Dallas facility to its Singapore operation, and to support the transfer of certain BiCMOS wafer production from an outside foundry to the Merrimack facility. Royalty receivable increased by $5.5 million due to the recording of a one-time royalty benefit from International Rectifier Corporation. Accrued employee compensation and benefits were $9.1 million less than in the prior year due to lower incentive accruals in fiscal year 1999. Other current liabilities declined by $4.9 million primarily due to $3.2 million of legal and new fab pre-operating costs and payments.

     On March 15, 1999, the Board of Directors of the Company authorized the repurchase of up to one million shares of its common stock. It is expected that the Company will repurchase the shares from time to time in the open market.

IMPACT OF THE YEAR 2000 ISSUE

     The Company, including the Benchmarq operations, has completed an assessment of all computer-based software and hardware to ensure Year 2000 compliance. Certain non-Year 2000 compliant systems and equipment are being modified, scrapped, or replaced. In addition, the Company has begun replacement of certain business systems with a Year 2000 compliant enterprise resource planning ("ERP") system in order to improve reporting and productivity. Formal communications have been established with all significant vendors to determine the extent to which the Company could be impacted by third-parties' failure to remediate their own Year 2000 issues. The Company is currently unaware of any Year 2000 issues at the Company or a third party that will not be compliant in a timely manner and could result in a material effect on the Company's business, results of operations, or financial condition. Year 2000 project expenditures, excluding capitalized costs associated with the ERP system, have been immaterial to date and are not anticipated to exceed $1.0 million. The Year 2000 project is expected to be substantially completed by June 1999.

NEW ACCOUNTING STANDARDS

     See Note A in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

INFLATION

     Management has concluded the effect of inflation had no significant impact on operations.

FACTORS AFFECTING FUTURE RESULTS

     The Company's future operating results are difficult to predict and may be affected by a number of factors including the timely ability to develop and market new products, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of processed silicon wafers from foundry sources, insufficient or excess manufacturing and testing capacity, the amount of product booked and shipped within a quarter, changes in product mix, and fluctuating economic conditions in the United States, Asia and other international markets.

     The semiconductor market historically has been cyclical and subject to significant fluctuations. As a result, orders and backlog may fluctuate widely from time to time. Weakness in the EDP, communications or industrial markets may affect the Company's bookings and the scheduling of existing backlog. Because of this and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis as a result of its inability to adjust its manufacturing capacity or its cost structure to increased or reduced customer demand.

     The Company is dependent upon a combination of its own wafer fabrication facility in Merrimack, New Hampshire, and outside foundries for manufacturing capacity. There can be no assurance that its internal capacity will match demand or that the Company will provide sufficient orders to meet its contractual obligations to its outside suppliers.

     The Company's new 6" BiCMOS wafer fabrication facility became operational in July 1998. Full qualification of manufacturing processes and products is continuing. There can be no assurance that certain processes and products will be qualified on time, that the added capacity will match demand for its products, or that the ramp-up of production will result in acceptable manufacturing yields. The Company's additional capacity has resulted in a significant increase in operating expenses, such as depreciation, and if revenues do not increase to offset these additional expenses, the Company's future gross profit as a percentage of sales would be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to over-capacity in the industry, which could lead to price erosion that could adversely affect the Company's operating results.

     The integration of the Company's operations following the merger with Benchmarq is ongoing and may temporarily divert management's attention. As a result, near-term revenues and operating results could be affected. Also, there can be no assurance that the combined Company will be able to retain its key technical and management personnel or that the combined Company will realize all or any of the anticipated benefits of the merger.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that future claims or assertions will not materially adversely affect the Company's business, financial condition, results of operations, or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash equivalents and short-term investments, and the effect of volatility in currencies on its foreign-denominated trade receivables and cash.

     At January 31, 1999, the Company held $74.2 million in cash equivalents consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as held to maturity and valued at amortized cost which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

     The Company enters into forward foreign exchange contracts as a hedge against trade receivables and cash denominated in foreign currencies. Realized and unrealized gains and losses on these contracts are included in net income and offset the foreign exchange gains or losses on the hedged trade receivables and cash. At January 31, 1999, the Company had one-month forward contracts to sell foreign currencies of 1.5 million German marks, 1.2 million French francs, and 0.3 million British pounds totaling approximately $1.5 million. The Company recorded total foreign currency losses of $58,000 in fiscal year 1999. A hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 BALANCE SHEETS

               UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                   JANUARY 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 91,551    $ 67,956
  Short-term investments....................................        --      17,061
  Accounts receivable, net of allowances of $2,206 in 1999
     and $2,020 in 1998.....................................    23,541      29,109
  Inventories...............................................    22,356      17,734
  Notes receivable..........................................       631         709
  Deferred income taxes.....................................     5,232       8,744
  Royalty receivable........................................     6,215         764
  Deposits..................................................     1,448       2,002
  Prepaid expenses and other current assets.................     2,320       1,435
                                                              --------    --------
          Total current assets..............................   153,294     145,514
                                                              --------    --------

Property, plant and equipment, at cost:
  Land......................................................     1,836       1,836
  Buildings and improvements................................    29,637      14,355
  Machinery and equipment...................................   114,313      83,148
  Computer software.........................................     7,551       5,217
  Equipment under capital lease.............................     2,683       4,154
  Construction in progress..................................        --      42,961
                                                              --------    --------
                                                               156,020     151,671
  Less: accumulated depreciation............................    78,674      68,019
                                                              --------    --------
     Property, plant and equipment, net.....................    77,346      83,652
                                                              --------    --------
Deposits....................................................     2,800       3,602
Other assets and deferred charges...........................     2,754       4,012
Restricted cash and investments.............................     1,035       1,180
Notes and other receivables, net of unamortized discount of
  $10 in 1999 and $32 in 1998...............................     1,323       2,828
Deferred income taxes.......................................        --         403
Excess of cost over net assets acquired, less accumulated
  amortization of $2,678 in 1999 and $2,394 in 1998.........     1,412       1,696
                                                              --------    --------
          Total assets......................................  $239,964    $242,887
                                                              ========    ========

    The accompanying notes are an integral part of the financial statements.

                                 BALANCE SHEETS

               UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   JANUARY 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 12,623    $ 16,125
  Income taxes payable......................................     3,836       4,282
  Accrued employee compensation and benefits................     2,025      11,155
  Accrued distributor liability.............................     4,007       3,348
  Obligations under capital lease...........................       701       1,229
  Other current liabilities.................................     4,059       9,008
                                                              --------    --------
          Total current liabilities.........................    27,251      45,147
                                                              --------    --------
Deferred income taxes.......................................     2,540       2,322
Obligations under capital lease.............................        --         702
Other long-term liabilities.................................       943       1,130
                                                              --------    --------
          Total liabilities.................................    30,734      49,301
                                                              --------    --------

Commitments and contingent liabilities (Note L)

Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized -- 1,000,000 shares, none issued
  Common stock, $.01 par value
     Authorized -- 60,000,000 shares
     Issued and outstanding  -- 32,018,766 in 1999 and
      31,252,099 in 1998....................................       320         313
  Additional paid-in capital................................    77,748      71,203
  Retained earnings.........................................   131,861     123,191
  Net unrealized gain on short-term investments.............        --          12
  Deferred compensation.....................................      (699)     (1,133)
                                                              --------    --------
          Total stockholders' equity........................   209,230     193,586
                                                              --------    --------
          Total liabilities and stockholders' equity........  $239,964    $242,887
                                                              ========    ========

    The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF OPERATIONS

               UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED JANUARY 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net revenues...............................................  $157,801    $222,040    $173,679
Cost of revenues...........................................    85,988     105,133      85,571
                                                             --------    --------    --------
  Gross profit.............................................    71,813     116,907      88,108
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    19,005      20,511      21,117
  Selling, general and administrative......................    30,823      38,426      31,068
  New fab pre-operating expenses...........................     2,075       6,289          --
  Merger costs.............................................     2,672          --          --
  Restructuring and other costs............................     6,504          --          --
                                                             --------    --------    --------
     Total operating expenses..............................    61,079      65,226      52,185
                                                             --------    --------    --------
Income from operations.....................................    10,734      51,681      35,923
                                                             --------    --------    --------
Other income (expense):
  Royalty income...........................................     9,669       2,886       2,582
  Interest income..........................................     3,740       3,536       2,786
  Interest expense.........................................      (108)       (273)       (306)
  Non-operating income (expense), net......................    (8,822)        247         (30)
                                                             --------    --------    --------
     Total other income....................................     4,479       6,396       5,032
                                                             --------    --------    --------
Income before income tax provision.........................    15,213      58,077      40,955
Income tax provision.......................................     6,567      21,171      13,216
                                                             --------    --------    --------
Net income.................................................  $  8,646    $ 36,906    $ 27,739
                                                             ========    ========    ========
Basic earnings per share...................................  $    .27    $   1.20    $    .93
                                                             ========    ========    ========
Diluted earnings per share.................................  $    .27    $   1.13    $    .89
                                                             ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF CASH FLOWS

               UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                  YEARS ENDED JANUARY 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income...............................................  $  8,646    $ 36,906    $ 27,739
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    14,945      13,367      13,317
     Writedowns of assets..................................     6,786       1,135       1,340
     Deferred and other compensation.......................     1,082         312         126
     Deferred income taxes.................................     4,053      (2,497)     (1,374)
     Other, net............................................      (238)        264        (338)
     (Increase) decrease in assets:
       Accounts receivable.................................     4,157      (9,023)      1,796
       Inventories.........................................    (6,526)     (2,748)     (1,863)
       Royalty receivable..................................    (5,451)       (764)       (713)
       Deposits............................................     1,356      (2,203)     (2,372)
       Prepaid expenses and other current assets...........      (680)      1,230         237
       Other assets and deferred charges...................      (482)       (105)         89
     Increase (decrease) in liabilities:
       Accounts payable....................................    (3,632)      5,165         (33)
       Income taxes payable................................       812       3,881       3,325
       Accrued employee compensation and benefits..........    (9,080)      6,121      (3,740)
       Accrued distributor liability.......................       649       2,205         333
       Other current and long-term liabilities.............    (4,966)      1,498       2,753
                                                             --------    --------    --------
          Total adjustments................................     2,785      17,838      12,883
                                                             --------    --------    --------
       Net cash provided by operating activities...........    11,431      54,744      40,622
                                                             --------    --------    --------
Cash flows from investing activities:
  Property, plant and equipment and deposits...............   (10,229)    (46,844)    (22,324)
  Repayment of notes receivable............................       889         905         831
  Proceeds on sale of assets and investments...............       428         107         362
  Maturities of short-term investments.....................    26,419      55,215      31,134
  Purchases of short-term investments......................    (8,905)    (59,397)    (44,027)
  Other, net...............................................       (66)       (399)     (1,889)
                                                             --------    --------    --------
       Net cash provided by investing activities...........     8,536     (50,413)    (35,913)
                                                             --------    --------    --------
Cash flows from financing activities:
  Purchase of common stock.................................        --        (274)       (350)
  Proceeds from issuance of common stock...................        --          --         584
  Payments under capital lease obligations.................    (1,115)     (1,397)     (1,335)
  Proceeds from exercise of stock options and warrants.....     4,341      10,709       2,098
                                                             --------    --------    --------
       Net cash provided by financing activities...........     3,226       9,038         997
                                                             --------    --------    --------
Addition of Benchmarq's net cash activity for January
  1998.....................................................       402          --          --
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................    23,595      13,369       5,706
Cash and cash equivalents at beginning of year.............    67,956      54,587      48,881
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 91,551    $ 67,956    $ 54,587
                                                             ========    ========    ========
Supplemental information:
  Interest paid............................................  $    127    $    273    $    301
  Income taxes paid, net of tax refunds....................  $  1,713    $ 19,800    $ 11,912

    The accompanying notes are an integral part of the financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

               UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                        NET
                                                                                    UNREALIZED
                                             ADDITIONAL                               GAIN ON         TOTAL
                                   COMMON     PAID-IN     RETAINED     DEFERRED     SHORT-TERM    STOCKHOLDERS'
                                    STOCK     CAPITAL     EARNINGS   COMPENSATION   INVESTMENTS      EQUITY
                                   -------   ----------   --------   ------------   -----------   -------------
Balance, January 31, 1996........  $ 2,938    $48,864     $ 59,169     $  (298)        $ --         $110,673
Net income.......................                           27,739                                    27,739
Acquisition of common stock......       (3)       (86)        (261)                                     (350)
Issuance of common stock.........        8        576                                                    584
Compensation on stock options....                  19                                                     19
Exercise of stock options........       63      2,035                                                  2,098
Income tax benefit related to
  stock plans....................                 983                                                    983
Forfeiture of restricted stock...       (1)       (40)                      41                            --
Net unrealized gain on short-term
  investments....................                                                        11               11
Amortization of deferred
  compensation...................                                          126                           126
                                   -------    -------     --------     -------         ----         --------
Balance, January 31, 1997........    3,005     52,351       86,647        (131)          11          141,883
Net income.......................                           36,906                                    36,906
Acquisition of common stock......       (2)       (66)        (206)                                     (274)
Compensation on stock options....                 109                                                    109
Exercise of stock warrants.......       44      6,191                                                  6,235
Exercise of stock options........       68      4,406                                                  4,474
Income tax benefit related to
  stock plans....................               4,049                                                  4,049
Amortization of deferred
  compensation...................                                          203                           203
Net unrealized gain on short-term
  investments....................                                                         1                1
Reduction in par value...........   (2,959)     2,959                                                     --
Two-for-one stock split..........      156                    (156)                                       --
Grant of restricted stock........        1      1,204                   (1,205)                           --
                                   -------    -------     --------     -------         ----         --------
Balance, January 31, 1998........      313     71,203      123,191      (1,133)          12          193,586
Net income.......................                            8,646                                     8,646
Net unrealized loss on short-term
  investments....................                                                       (12)             (12)
Compensation on stock options....                 648                                                    648
Exercise of stock options........        6      4,335                                                  4,341
Income tax benefit related to
  stock plans....................               1,274                                                  1,274
Amortization of deferred
  compensation...................                                          434                           434
Addition of Benchmarq's net
  activity for January 1998......        1        288           24                                       313
                                   -------    -------     --------     -------         ----         --------
Balance, January 31, 1999........  $   320    $77,748     $131,861     $  (699)        $ --         $209,230
                                   =======    =======     ========     =======         ====         ========

    The accompanying notes are an integral part of the financial statements.

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

     REVENUE RECOGNITION: The Company recognizes revenue at the time of shipment. A portion of the Company's sales are made to certain distributors under arrangements which provide for price incentives on selected products, price protection for inventories held by the distributor at the time of reductions in published list prices, and limited rights of return on unsold product. The Company records a distributor liability reserve for price adjustments and estimated sales returns.

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

     EARNINGS PER SHARE: Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares outstanding, such as stock options. The following table sets forth the computation of basic and diluted earnings per share.

                                                       YEARS ENDED JANUARY 31
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Net income..................................  $     8,646    $    36,906    $    27,739
                                              ===========    ===========    ===========
Basic weighted average shares outstanding...   31,639,414     30,673,403     29,700,451
Effect of dilutive securities-stock
  options...................................      961,402      1,952,112      1,346,995
Effect of dilutive securities-stock
  warrants..................................           --         83,903         48,923
                                              -----------    -----------    -----------
Diluted weighted average shares
  outstanding...............................   32,600,816     32,709,418     31,096,369
                                              ===========    ===========    ===========
Basic earnings per share....................  $       .27    $      1.20    $       .93
                                              ===========    ===========    ===========
Diluted earnings per share..................  $       .27    $      1.13    $       .89
                                              ===========    ===========    ===========

     Options to purchase 1,234,300, 68,250 and 967,900 shares of common stock were outstanding as of January 31, 1999, 1998 and 1997, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method. Anti-dilutive stock options at January 31, 1999, had exercise prices ranging from $16.03 to $40.36.

                         NOTES TO FINANCIAL STATEMENTS

     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The Company considers highly liquid investments in debt securities purchased within three months of their maturity date to be cash equivalents. Cash equivalents are classified as held to maturity and valued at amortized cost, which approximates fair market value. Investments in debt securities that mature within one year and do not meet the definition of cash equivalents are included in short-term investments. Short-term investments are classified as available for sale and valued at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

     INVENTORIES: Inventories are stated at average cost, but not in excess of net realizable value.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the individual assets. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the statements of operations. The estimated useful lives of major classes of depreciable assets are as follows:


Building and improvements..................................   10 -- 25 years
Machinery and equipment....................................    3 -- 10 years
Computer software..........................................          3 years
Equipment under capital lease..............................          5 years

     The Company is implementing an enterprise-wide information system. External direct costs of purchased software and related services, and payroll-related costs of employees directly associated with the development and implementation of the project are capitalized. Capitalized costs are classified as computer software, and amortization begins when the associated modules are ready for their intended use. Training costs and costs to re-engineer business processes are expensed as incurred.

     INTANGIBLE ASSETS: The excess cost over net assets acquired is amortized over periods not to exceed 12 years. Patents, copyrights, trademarks, and other intangible assets are amortized over their estimated useful lives.

     STOCKHOLDERS' EQUITY: Pursuant to Maryland law, any shares of common stock reacquired by the Company constitute unissued shares.

     FORWARD FOREIGN EXCHANGE CONTRACTS: The Company enters into forward foreign exchange contracts principally as a hedge against trade receivables and cash denominated in foreign currencies. Realized and unrealized gains and losses on these contracts are included in net income and offset the foreign exchange gains or losses on the hedged trade receivables and cash. At January 31, 1999, the Company had one-month forward contracts to sell foreign currencies of 1.5 million German marks, 1.2 million French francs, and 0.3 million British pounds, totaling approximately $1.5 million. At January 31, 1998, the Company had contracts of varying maturities to sell foreign currencies of 1.3 million German marks, 2.3 million French francs, and 0.4 million British pounds, totaling approximately $1.7 million.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company has used a variety of methods and assumptions to estimate the fair value of the Company's financial instruments. The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. Forward foreign exchange contracts are valued based on quoted market prices of comparable contracts. The carrying amount of the Company's notes receivable approximate fair value based upon comparable credit risks and the interest rates which incorporate such risks. It was not practicable to estimate the fair value of the Company's investment in an untraded, closely held foundry, GMT Microelectronics Corporation. This investment is valued at original cost less a valuation allowance.

                         NOTES TO FINANCIAL STATEMENTS

     NEW ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. This standard was first adopted February 1, 1998, and had no impact on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which affects the information public companies provide about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports material revenue. The Company first adopted SFAS No. 131 for its fiscal year 1999 annual report.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives should be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. This standard is effective for the Company's fiscal year ending January 31, 2000, and the Company has not yet determined the effect, if any, of adopting the new standard.

     CONCENTRATION OF CREDIT RISK: Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade accounts receivable. The Company invests cash equivalents and short-term investments in high-quality debt securities. Credit exposure to any one entity is limited by Company policy. No losses have been experienced on such financial instruments as of January 31, 1999. The Company's trade accounts receivables are primarily from sales to customers in the EDP/computer, telecommunications and industrial markets. The Company's ten largest customers accounted for approximately 48%, 55% and 51% of sales in fiscal years 1999, 1998 and 1997, respectively, and approximately 33% and 49% of accounts receivable at January 31, 1999 and 1998. There were no customers greater than 10% of total revenues in fiscal year 1999. One customer represented approximately 17% and 24% of sales in fiscal year 1998 and 1997, respectively. The Company has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. Credit risk to certain countries is further limited through the use of irrevocable letters of credit and bank guarantees.

     RECLASSIFICATIONS: Certain amounts for fiscal years 1998 and 1997 have been reclassified to conform with presentation of similar amounts in fiscal year 1999.

NOTE B  BENCHMARQ MERGER

     On August 3, 1998, the Company completed its acquisition of Benchmarq Microelectronics, Inc. ("Benchmarq"), a Dallas, Texas supplier of integrated circuits and electronics modules for portable and power-sensitive electronics products. In connection with the transaction, the Company issued approximately
7.2 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Benchmarq for all periods presented. The Company recorded combined merger-related transaction costs of $2.7 million primarily for professional services, such as investment banking, legal, and accounting fees.

     Due to the different fiscal year-ends of the Company and Benchmarq, prior-year financial information for different fiscal periods has been combined. The audited balance sheet as of January 31, 1998, combines the

                         NOTES TO FINANCIAL STATEMENTS

Company's January 31, 1998 financial position with Benchmarq's December 31, 1997 financial position. The Company's statements of operations and cash flows for its fiscal years ended January 31, 1998 and 1997, are combined with Benchmarq's statements of operations and cash flows for the fiscal years ended December 31, 1997 and 1996. Benchmarq's net income for the one-month period ended January 31, 1998 was $24,000 and was excluded from the Company's combined fiscal year 1999 operating results. Benchmarq's net cash flows for the one-month period ended January 31, 1998 were $402,000 and have been added as a separate line in the Company's combined fiscal year 1999 statement of cash flows.

     Certain balances of Benchmarq's financial statements have been reclassified to conform with the Company's financial statement presentation. Certain adjustments have also been made in order that accounting policies of Benchmarq conform to those of Unitrode.

     Revenues and net income of the combined entities for the six-month period prior to the merger are presented in the following table. Prior to the merger, the companies had no intercompany transactions and certain amounts in Benchmarq's financial statements were reclassified to conform to Unitrode's presentations. Merger-related transaction costs of $2.3 million recorded in the historical net income for the first six months have been excluded from the unaudited pro forma results.

                                                              SIX MONTHS ENDED
PRO FORMA RESULTS                                              AUGUST 1, 1998
-----------------                                             ----------------
NET REVENUES:
  Unitrode..................................................      $57,724
  Benchmarq.................................................       18,105
                                                                  -------
  Combined..................................................      $75,829
                                                                  =======
NET INCOME:
  Unitrode..................................................      $ 1,998
  Benchmarq.................................................        1,282
                                                                  -------
  Combined..................................................      $ 3,280
                                                                  =======

     The following table represents a reconciliation of net revenues and net income previously reported by the combining companies to those presented in the accompanying consolidated financial statements.

                                                              YEARS ENDED JANUARY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
NET REVENUES:
  Unitrode..................................................  $177,603     $133,526
  Benchmarq.................................................    44,437       40,153
                                                              --------     --------
  Combined..................................................  $222,040     $173,679
                                                              ========     ========
NET INCOME:
  Unitrode..................................................  $ 30,235     $ 20,677
  Benchmarq.................................................     6,671        7,062
                                                              --------     --------
  Combined..................................................  $ 36,906     $ 27,739
                                                              ========     ========

                         NOTES TO FINANCIAL STATEMENTS

NOTE C  SPECIAL CHARGES

FIRST QUARTER OF FISCAL YEAR 1999

     During the first quarter of fiscal year 1999, the Company recorded pre-tax special charges totaling $6.4 million of which $2.6 million was charged to cost of sales, $1.3 million was charged to restructuring and other costs in operating expenses, and $2.5 million was charged to other income (expense).

     The charge of $2.6 million to cost of sales was for inventory write-offs and consisted primarily of a custom product which was manufactured in the first quarter of fiscal year 1999 for a specific customer. The product did not meet the customer's specifications and has been scrapped.

     A charge to operating expenses of $1.3 million was for actions intended to align the business with reduced customer demand in fiscal year 1999. These restructuring charges consisted of $0.8 million used to writedown equipment associated with the production of 4" bipolar wafers to net realizable value and $0.5 million for severance costs associated with a reduction in the workforce of about 5% or 34 employees. The annualized reduction in cost resulting from the restructuring was anticipated to be approximately $1.8 million.

     The $2.5 million charge to other income (expense) was to establish a valuation allowance on the Company's equity investment in an outside foundry. The significant reduction in the Company's business during the first quarter of fiscal year 1999 and the subsequent ramp-up of the Company's 6" fab have substantially reduced expected future demand for wafers produced at this foundry and negatively impacted this foundry's financial condition and cash flows. The Company currently is the primary customer of this foundry.

THIRD QUARTER OF FISCAL YEAR 1999

     During the third quarter of fiscal year 1999, the Company recorded pre-tax special charges totaling $12.1 million of which $5.2 million was charged to restructuring and other costs in operating expenses, and $6.9 million was charged to other income (expense).

     The $5.2 million charged to operating expenses was primarily for costs related to the integration of Benchmarq. These costs principally consisted of $1.2 million for equipment writedowns intended to consolidate back-end operations, $3.0 million in severance costs to reduce redundant activities, and $1.0 million in other integration costs which includes costs associated with relocating the Dallas probe and test operations to the Company's Singapore facility.

     The $6.9 million charge to other income (expense) consisted of costs incurred to settle a patent infringement lawsuit between Dallas Semiconductor Corporation and Benchmarq, as well as a patent infringement lawsuit initiated by the Lemelson Medical Education & Research Foundation, Limited Partnership against Unitrode.

  SPECIAL CHARGES ROLLFORWARD:

                                                                             BALANCE SHEET
                                              ----------------------------------------------------------------------------
                                                      VALUATION ALLOWANCES            OTHER CURRENT LIABILITIES
                                   SPECIAL    ------------------------------------   ---------------------------    PAID-
                                   CHARGES                FIXED    OTHER ASSETS &    EMPLOYEE    LEGAL               IN
                                  PROVISION   INVENTORY   ASSETS   DEFERRED CHGS.     COSTS      COSTS    OTHER    CAPITAL
                                  ---------   ---------   ------   ---------------   --------   -------   ------   -------
Q1 FY99 Charge..................   $ 6,363     $ 2,596     $ --        $3,165        $   520    $    --   $   82    $ --
Q3 FY99 Charge..................    12,078          --      550           627          2,411      6,841    1,001     648
FY99 Payments/Disposals.........        --      (2,596)      --          (633)        (1,382)    (6,841)    (583)     --
                                   -------     -------     ----        ------        -------    -------   ------    ----
1/31/99 Balance.................   $18,441     $    --     $550        $3,159        $ 1,549    $    --   $  500    $648
                                   =======     =======     ====        ======        =======    =======   ======    ====

                         NOTES TO FINANCIAL STATEMENTS

NOTE D  NON-OPERATING INCOME (EXPENSE)

                                                            YEARS ENDED JANUARY 31
                                                           -------------------------
                                                            1999      1998     1997
                                                           -------    -----    -----
Legal settlements........................................  $(6,841)   $  --    $  --
Writedown of assets......................................   (2,500)    (465)    (504)
Net rental income........................................      481      451      296
Foreign exchange gains (losses)..........................      (58)     384      (50)
Gains (losses) on sale of assets.........................      101     (113)     230
Other....................................................       (5)     (10)      (2)
                                                           -------    -----    -----
          Total..........................................  $(8,822)   $ 247    $ (30)
                                                           =======    =====    =====

NOTE E  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consisted of the following:

                                                                  JANUARY 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Cash equivalents:
  Tax-exempt municipal securities...........................  $61,000    $14,775
  Taxable municipal securities..............................   13,150     42,250
                                                              -------    -------
                                                              $74,150    $57,025
                                                              =======    =======

     Short-term investments consisted of the following available-for-sale securities:

                                                                 UNREALIZED      FAIR
                                                       COST      GAIN (LOSS)     VALUE
                                                      -------    -----------    -------
January 31, 1999....................................  $    --        $--        $    --
                                                      =======        ===        =======
January 31, 1998....................................  $17,049        $12        $17,061
                                                      =======        ===        =======

                         NOTES TO FINANCIAL STATEMENTS

NOTE F  NOTES AND OTHER RECEIVABLES

     Notes and other receivables consisted of the following:

                                                                 JANUARY 31
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Microsemi Corporation 5% collateralized subordinated
  promissory notes, monthly payments through July 1, 2002...  $1,681    $2,109
Microsemi Corporation 5% subordinated promissory note,
  quarterly payments through June 30, 1999..................     100       300
Microsemi Corporation other receivables, annual payments
  through June 30, 1999, net of unamortized discount of $10
  in 1999 and of $32 in 1998................................      71       128
GMT Microelectronics Corporation 11.75% subordinated
  debenture, due January 9, 2002............................      --     1,191
GMT Microelectronics Corporation secured promissory note at
  prime, due July 1, 1998...................................      --        80
Employee promissory note, 6% per annum, due September,
  2000......................................................     102        --
Reserve allowance...........................................      --      (271)
                                                              ------    ------
                                                               1,954     3,537
Less: current maturities....................................     631       709
                                                              ------    ------
Long-term notes and other receivables.......................  $1,323    $2,828
                                                              ======    ======

NOTE G  INVENTORIES

     Inventories consisted of the following:

                                                                  JANUARY 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Raw materials...............................................  $ 1,659    $ 2,654
Work in process.............................................   13,766      9,998
Finished goods..............................................    6,931      5,082
                                                              -------    -------
          Total inventory...................................  $22,356    $17,734
                                                              =======    =======

NOTE H  OTHER ASSETS AND DEFERRED CHARGES

     Other assets and deferred charges consisted of the following:

                                                                  JANUARY 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Investments.................................................  $ 3,500    $ 2,500
Assets for sale.............................................    3,335      2,711
Other.......................................................      393        116
Valuation allowance-investments.............................   (2,500)        --
Valuation allowance-assets of sale..........................   (1,974)    (1,315)
                                                              -------    -------
          Total.............................................  $ 2,754    $ 4,012
                                                              =======    =======

     On January 9, 1995, the Company entered into an agreement with GMT Microelectronics Corporation ("GMT"), a Norristown, Pennsylvania foundry, to supply processed silicon wafers. As part of the agreement, the Company invested $1 million in exchange for one million shares of GMT common stock and $1 million in

                         NOTES TO FINANCIAL STATEMENTS
a 11.75% subordinated debenture due January 9, 2002. The Company made an additional investment in February 1996 of $1.5 million in exchange for 871,791 shares of 5%, ten-year redeemable preferred stock. In the first quarter of fiscal year 1999, the Company established a valuation allowance of $2.5 million on its GMT investment. In November 1998, the Company exchanged its $1 million subordinated debenture for approximately five million shares of convertible redeemable preferred stock in conjunction with GMT obtaining additional financing from outside lenders.

     At January 31, 1999, "Assets for sale" consisted of land and a building in Worcester, Massachusetts and various idle equipment held for sale. A valuation allowance has been established to reduce the assets to estimated fair market value. The Company sold the Worcester property in March 1999 for $2.2 million and recorded a gain of approximately $0.6 million.

NOTE I  BORROWING ARRANGEMENTS

     In March 1999, the Company entered into a new three-year, multi-bank revolving credit agreement that provides for borrowings of up to $50 million. Borrowings under the credit agreement bear interest at variable spreads over LIBOR. The revolving credit agreement includes covenants that, among other things, specify a maximum leverage limit, a minimum fixed-charge coverage ratio, and a minimum level of tangible net worth.

NOTE J  LEASES

     Certain equipment is leased under capital leases. The assets and liabilities are initially recorded at the lesser of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over their related lease terms or their estimated useful lives, depending on the terms of the purchase option at the end of the lease. The Company acquired equipment under capital leases with an aggregate cost of $0, $756,000, and $2,202,000 during the years ended January 31, 1999, 1998, and 1997, respectively.

     Rental expenses incurred for operating leases amounted to $1,950,000, $1,619,000 and $1,463,000 for the years ended January 31, 1999, 1998 and 1997, respectively. These leases are principally for office and manufacturing facilities and certain equipment. Many of the leases contain renewal options and some provide for the payment of a proportionate share of maintenance, insurance and taxes in addition to the minimum annual rentals.

     At January 31, 1999, the future minimum payments under all leases with terms greater than one year were as follows:

                                                              CAPITAL    OPERATING
FISCAL YEAR                                                   LEASES      LEASES
-----------                                                   -------    ---------
2000........................................................  $  721      $1,856
2001........................................................               1,245
2002........................................................                 883
2003........................................................                 498
2004........................................................                  83
Thereafter..................................................                  --
                                                              ------      ------
Total minimum lease payments................................  $  721      $4,565
                                                                          ======
Less: interest and prepayment fees..........................      20
                                                              ------
Present value of minimum lease payments.....................  $  701
                                                              ======

     The Company has a non-cancelable sublease agreement to rent its Lexington office facilities to a third party which expires July 31, 1999. The Company collected rent payments of $236,000 in fiscal year 1999 and

                         NOTES TO FINANCIAL STATEMENTS
has a commitment from the sublessee to receive $182,000 in future rental payments which will offset the Company's future minimum lease payments of $172,000.

NOTE K  STOCK OPTIONS AND RESTRICTED STOCK

     The Company's stock option plans provide for the granting of options to qualified employees and non-employee directors to purchase the Company's stock at the fair market value on the date of grant. These options become exercisable as designated in the grant, not exceeding four years, and may expire up to ten years from the date of grant.

     There were 1,383,118, 2,408,349 and 1,240,933 shares available at January 31, 1999, 1998 and 1997, respectively, for future grants of options. The Company increased the number of shares available for grant under its plans by 2,750,000 and 1,000,000 shares in fiscal years 1998 and 1999, respectively.

     Amortization of deferred compensation for restricted stock grants was $434,000, $203,000 and $126,000 for fiscal years 1999, 1998 and 1997, respectively. In November 1997, 50,000 shares of restricted stock were awarded to the Chief Executive Officer of the Company. The fair market value at the date of the award was charged to stockholders' equity as unamortized deferred compensation, which totaled $1,205,000. This amount will be amortized over the next four years in which the restrictions lapse, beginning from the date of the award.

     The following table summarizes stock option and restricted stock transactions for the three years ended January 31:

                                                                                RESTRICTED
                                                            WEIGHTED AVERAGE    STOCK PLANS
                                                OPTIONS      EXERCISE PRICE       SHARES
                                               ---------    ----------------    -----------
Outstanding at January 31, 1996..............  3,630,851         $ 7.09            84,000
  Granted....................................    876,100          11.77                --
  Terminated.................................   (136,527)         10.84            (8,000)
  Exercised/Released.........................   (555,543)          3.77           (44,000)
                                               ---------         ------           -------
Outstanding at January 31, 1997..............  3,814,881         $ 8.51            32,000
  Granted....................................  1,668,690          20.65            50,000
  Terminated.................................    (75,656)         14.70                --
  Exercised/Released.........................   (733,465)          6.10           (16,000)
                                               ---------         ------           -------
Outstanding at January 31, 1998..............  4,674,450         $13.12            66,000
Benchmarq's net activity for January 1998....   (217,127)          4.14                --
  Granted....................................  2,080,728          13.57                --
  Terminated.................................   (242,012)         15.93                --
  Exercised/Released.........................   (605,953)          7.16           (34,000)
                                               ---------         ------           -------
Outstanding at January 31, 1999..............  5,690,086         $14.15            32,000
                                               =========         ======           =======

                                                               JANUARY 31
                                                  -------------------------------------
                                                    1999          1998          1997
                                                  ---------    ----------    ----------
Options exercisable.............................  2,663,861     1,915,000     1,816,175
Weighted average exercise price.................     $11.91         $8.06         $6.18

                         NOTES TO FINANCIAL STATEMENTS

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                JANUARY 31
                                                    -----------------------------------
                                                      1999         1998         1997
                                                    ---------    ---------    ---------
Weighted average fair value of options............      $6.04        $8.37        $4.41
Options granted...................................  2,080,728    1,668,690      876,100
Assumptions:
  Risk-free interest rate.........................          5%           6%           7%
  Expected volatility.............................         41%          39%          36%
  Expected life of grants.........................  5.2 years    4.3 years    4.1 years
  Dividend yield..................................       None         None         None

                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 ----------------------------------------   ----------------------
                                             WEIGHTED
                               WEIGHTED       AVERAGE                     WEIGHTED
                   NUMBER      AVERAGE       REMAINING        NUMBER      AVERAGE
RANGE OF         OUTSTANDING   EXERCISE     CONTRACTUAL     EXERCISABLE   EXERCISE
EXERCISE PRICES  AT 1/31/99     PRICE     LIFE (IN YEARS)   AT 1/31/99     PRICE
---------------  -----------   --------   ---------------   -----------   --------
$0.28 -- $ 8.60     960,389     $ 6.15          5.4            960,389     $ 6.15
 9.25 --  12.88     978,473      11.34          7.8            617,545      11.34
13.50 --  14.25   1,827,050      13.64          9.0            202,600      14.12
14.31 --  16.03     789,884      15.19          8.0            562,134      15.06
16.13 --  40.36   1,134,290      23.42          8.7            321,193      23.30

---------------   ---------     ------          ---          ---------     ------
$0.28 -- $40.36   5,690,086     $14.15          8.0          2,663,861     $11.91
===============   =========     ======          ===          =========     ======

     Had compensation costs for the Company's stock option plans been determined on the fair market value at the grant dates for such awards, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                                            YEARS ENDED JANUARY 31
                                                         ----------------------------
                                                          1999      1998       1997
                                                         ------    -------    -------
Net income:
  As reported..........................................  $8,646    $36,906    $27,739
  Pro forma............................................  $1,374    $34,040    $25,769
Earnings per share:
Basic:
  As reported..........................................  $  .27    $  1.20    $   .93
  Pro forma............................................  $  .04    $  1.11    $   .87
Diluted:
  As reported..........................................  $  .27    $  1.13    $   .89
  Pro forma............................................  $  .04    $  1.04    $   .83

     The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported earnings and earnings per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 31, 1995.

                         NOTES TO FINANCIAL STATEMENTS

NOTE L  COMMITMENTS AND CONTINGENT LIABILITIES

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

     The Company has established environmental reserves that it believes to be adequate. These reserves are reviewed as events and developments warrant and adjusted to reflect the likelihood of additional environmental expenditures. Based upon information currently available to the Company, management believes that any additional aggregate liability to which the Company may be subjected from the above-mentioned sites would not be material to future financial results.

LEGAL SETTLEMENTS

     Benchmarq, a wholly owned subsidiary of the Company, was involved in litigation with Dallas Semiconductor Corporation ("DSC") in which DSC alleged, among other things, the willful and deliberate infringement by Benchmarq of certain patents owned by DSC. DSC sought, among other things, an injunction against further infringement relating to certain products, damages for lost profits, interest and attorney fees. Benchmarq had sued DSC in the same court, alleging unfair business practices and seeking damages. The respective lawsuits were settled on September 14, 1998, and dismissed with prejudice. The settlement involved a cash payment of $5.5 million by Benchmarq and a limited cross license agreement between the parties.

     On July 31, 1998, the Company, along with twenty-five other companies, was named as a defendant in a lawsuit filed in U.S. District Court for the District of Arizona by the Lemelson Medical Education & Research Foundation, Limited Partnership ("Lemelson"). The suit alleged that certain manufacturing operations of the Company, as well as certain manufacturing operations of the other defendants infringed sixteen Lemelson patents. The complaint sought an injunction against infringement of the patents, damages in an unspecified amount and attorneys' fees. The Company has entered into a license agreement with the plaintiff in settlement of the matter and the lawsuit has been dismissed against the Company.

OTHER LEGAL MATTERS

     In June 1997, Linear Technology Corporation ("LTC") filed a complaint in the U.S. District Court for the Northern District of California (San Jose Division) alleging that certain products of the Company and products of four other defendants infringe an LTC patent. The complaint seeks damages and an injunction against infringement of the patent. The Company has denied any infringement and has filed a counterclaim seeking that the patent be declared invalid. The Company believes that the resolution of this action will not have a materially adverse effect on the Company's financial condition or results of operations.

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

                         NOTES TO FINANCIAL STATEMENTS

COMMITMENTS

     The Company currently obtains substantially all of its semiconductor wafers for use in its Benchmarq-branded products from Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company expects to remain dependent on TSMC for the majority of its wafer capacity related to Benchmarq's products for the foreseeable future. In May 1996, Benchmarq entered into an Option Agreement with TSMC ("the Option Agreement"). Pursuant to the Option Agreement, Benchmarq has committed to purchase, and TSMC has committed to provide, specified quantities of wafers at prevailing market prices during the calendar years 1997 through 2000. Additionally, Benchmarq has an option to purchase, and TSMC has committed to provide, certain additional wafers ("the Option Wafers") to be purchased during the calendar years 1997 through 2000. Benchmarq agreed to pay approximately $5.9 million as a deposit in advance of production for the Option Wafers TSMC committed to provide during the term of the Option Agreement, of which $2.5 million was paid in May 1996. Benchmarq issued a promissory note for the remaining $3.4 million due March 31, 1997. Effective March 31, 1997, Benchmarq and TSMC amended the Option Agreement to incorporate the use by Benchmarq of a proposed new TSMC manufacturing process and to reschedule $1.4 million of the note payable until December 31, 1997. Benchmarq paid $2 million as scheduled on March 31, 1997 and $1.4 million on December 31, 1997. The deposit, which is being credited at specified amounts upon purchase of the Option Wafers, will be forfeited if such wafers are not purchased in a given year. The deposit was $3,920,000 and $5,040,000 at January 31, 1999 and 1998,
respectively. As of January 31, 1999, none of the deposit had been forfeited.

     In fiscal year 1996, the Company entered into a supply agreement with a manufacturer of silicon wafers. Under this agreement, the Company made a $1 million deposit in advance of production to guarantee certain quantities of silicon wafers starting in fiscal year 1997. The advance payment will be repaid to the Company in the form of credits against the price of silicon wafers purchased from this manufacturer, based upon the monthly allocations in the contract. The deposit was $328,000 and $564,000 at January 31, 1999 and 1998, respectively.

     The Company has entered into change-of-control agreements with certain key executives which grant these officers the right to receive up to twice their annual salaries and bonuses plus continuation of certain benefits following a change of control in the Company and termination of these officers.

NOTE M  INCOME TAXES

     Income before income taxes for domestic and foreign operations was as follows:

                                                           YEARS ENDED JANUARY 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Domestic..............................................  $13,381    $54,675    $38,637
Foreign...............................................    1,832      3,402      2,318
                                                        -------    -------    -------
          Total.......................................  $15,213    $58,077    $40,955
                                                        =======    =======    =======

                         NOTES TO FINANCIAL STATEMENTS

     Income tax provision (benefit) is composed of the following:

                                                            YEARS ENDED JANUARY 31
                                                         ----------------------------
                                                          1999      1998       1997
                                                         ------    -------    -------
Currently payable:
  Federal..............................................  $1,903    $20,517    $11,506
  State................................................       6      2,409      1,713
  Foreign..............................................     606        742      1,234
                                                         ------    -------    -------
          Total current................................   2,515     23,668     14,453
                                                         ------    -------    -------
Deferred:
  Federal..............................................   3,745     (2,701)    (1,097)
  State................................................     537       (436)       (86)
  Foreign..............................................    (230)       640        (54)
                                                         ------    -------    -------
          Total deferred...............................   4,052     (2,497)    (1,237)
                                                         ------    -------    -------
          Total income tax provision...................  $6,567    $21,171    $13,216
                                                         ======    =======    =======

     The approximate tax effect of each significant type of temporary difference and carryforward was as follows:

                                                                  JANUARY 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Net deferred tax assets:
  Current:
     Inventories............................................  $ 1,861    $ 1,660
     Deferred compensation and fringe benefit accruals......      356      2,498
     Distributor and other reserves.........................    2,928      4,299
     Other..................................................       87        287
                                                              -------    -------
                                                                5,232      8,744
                                                              -------    -------
  Non-current:
     Property, plant and equipment..........................       --       (575)
     Other..................................................       --        550
     Deferred compensation..................................       --        428
                                                              -------    -------
                                                                   --        403
                                                              -------    -------
Net deferred tax liabilities:
  Non-current:
     Property, plant and equipment..........................   (4,676)    (1,965)
     Preferred compensation.................................      364         --
     Other..................................................    1,772       (357)
                                                              -------    -------
                                                               (2,540)    (2,322)
                                                              -------    -------
          Total net deferred tax assets.....................  $ 2,692    $ 6,825
                                                              =======    =======

     Based on the Company's history of taxable income and projections of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

                         NOTES TO FINANCIAL STATEMENTS

     The Company does not provide for income taxes that may be due upon the remittance of the earnings of its foreign subsidiaries as the Company intends to indefinitely reinvest such earnings outside of the United States. As of January 31, 1999, such earnings approximated $4,800,000 and the related unrecognized deferred tax liability approximated $1,600,000.

     The differences between the effective tax rates and the applicable U.S. federal statutory tax rates were as follows:

                                                              YEARS ENDED JANUARY 31
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
U.S. federal statutory tax rate.............................  35.0%    35.0%    35.0%
State taxes, net of federal tax benefit.....................   3.6      2.2      2.6
Benefit of net operating loss carryforwards.................    --       --     (5.6)
Non-deductible merger costs.................................   6.2       --       --
Tax-exempt interest.........................................  (3.5)      --       --
Other, net..................................................   1.9     (0.7)     0.3
                                                              ----     ----     ----
                                                              43.2%    36.5%    32.3%
                                                              ====     ====     ====

NOTE N  INDUSTRY SEGMENT/INTERNATIONAL OPERATIONS

     The Company and its subsidiaries operate within a single industry segment, the manufacture and sale of semiconductors, and have various product categories within that one segment that share common technologies, markets, and applications. Its products are sold throughout the world into the EDP/computer, telecommunications, industrial control and instrumentation, space communications, and consumer/automotive markets. The Company's products are sold worldwide by its sales force and through a network of independent sales representatives and distributors. Sales and marketing outside the United States are conducted principally through sales subsidiaries and by direct export sales from the United States.

     Data on the Company's net revenues by product category and by geographic location is presented below:

                                                             YEARS ENDED JANUARY 31
                                             ------------------------------------------------------
                                                   1999               1998               1997
                                             ----------------   ----------------   ----------------
                                             REVENUES     %     REVENUES     %     REVENUES     %
                                             --------   -----   --------   -----   --------   -----
PRODUCT CATEGORIES:
Power management...........................  $ 61,059    38.7%  $ 78,732    35.5%  $ 52,229    30.1%
Data transmission/interface................    51,509    32.6%    58,851    26.5%    34,875    20.1%
Portable power management..................    28,866    18.3%    26,569    12.0%    19,158    11.0%
Non-volatile and other.....................    15,641     9.9%    21,203     9.5%    22,119    12.7%
Discontinued products......................       726     0.5%    36,685    16.5%    45,298    26.1%
                                             --------   -----   --------   -----   --------   -----
          Total............................  $157,801   100.0%  $222,040   100.0%  $173,679   100.0%
                                             ========   =====   ========   =====   ========   =====
GEOGRAPHIC INFORMATION:
United States..............................  $ 64,251    40.7%  $ 78,892    35.5%  $ 53,849    31.0%
Europe.....................................    27,401    17.4%    31,877    14.4%    21,390    12.3%
Singapore..................................    16,166    10.3%    31,730    14.3%    34,314    19.8%
Taiwan.....................................    18,828    11.9%    22,308    10.0%    21,129    12.2%
Japan......................................    14,413     9.1%    14,752     6.7%     7,894     4.5%
Rest of world..............................    16,742    10.6%    42,481    19.1%    35,103    20.2%
                                             --------   -----   --------   -----   --------   -----
                                             $157,801   100.0%  $222,040   100.0%  $173,679   100.0%
                                             ========   =====   ========   =====   ========   =====

                         NOTES TO FINANCIAL STATEMENTS

NOTE O  SELECTED QUARTERLY DATA (UNAUDITED)

                                                 Pro forma Fiscal Year 1999 Quarters(a)
                                          ----------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH       YEAR
                                          -------    -------    -------    -------    --------
Net revenues............................  $36,928    $38,901    $40,403    $41,569    $157,801
Gross profit............................   17,250     18,246     19,030     19,883      74,409
Net income..............................    2,815      4,429      5,037      5,880      18,161
Basic earnings per share(b).............      .09        .14        .16        .18         .57
Diluted earnings per share..............      .09        .14        .16        .18         .56

                                                       FISCAL YEAR 1999 QUARTERS
                                          ----------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH       YEAR
                                          -------    -------    -------    -------    --------
Net revenues............................  $36,928    $38,901    $40,403    $41,569    $157,801
Gross profit............................   14,654     18,246     19,030     19,883      71,813
Net income (loss).......................   (2,499)     3,461     (2,866)    10,550       8,646
Basic earnings (loss) per share.........     (.08)       .11       (.09)       .33         .27
Diluted earnings (loss) per share(b)....     (.08)       .11       (.09)       .32         .27
Stock prices:
  High..................................    22.50      16.50      17.25      18.88       22.50
  Low...................................    14.88      10.31       8.13      11.69        8.13

                                                        FISCAL YEAR 1998 QUARTERS
                                          ------------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH(C)      YEAR
                                          -------    -------    -------    ---------    --------
Net revenues............................  $52,552    $59,635    $59,348     $50,505     $222,040
Gross profit............................   27,384     31,619     31,458      26,446      116,907
Net income..............................    8,229      9,844     10,498       8,335       36,906
Basic earnings per share................      .27        .32        .34         .27         1.20
Diluted earnings per share(b)...........      .26        .30        .31         .25         1.13
Stock prices:
  High..................................    21.13      30.38      42.31       29.81        42.31
  Low...................................    15.88      20.94      21.00       15.94        15.88

---------------
a) Pro forma results exclude special charges and Benchmarq merger costs (see Notes B and C for further information), and one-time royalty income of $7.4 million recorded in the fourth quarter from International Rectifier Corporation ("IRC") as a result of the settlement of patent infringement litigation between IRC and two Japanese companies.

b) The sum of the quarterly earnings per share does not equal the annual amount reported, as per share amounts are calculated independently and are based on the weighted average shares outstanding for each period.

c) The results of the fourth quarter of fiscal year 1998 include a year-to-date $2.5 million reduction in incentive compensation due to performance below Company targets.

     The Company did not declare any cash dividends during fiscal years 1999 and 1998. The Company's common stock is listed on the New York Stock Exchange.

NOTE P  EMPLOYEE BENEFIT PLANS

     The Company contributes to the Unitrode Corporation Profit Sharing/401(k) Savings Plan (the "Plan") which covers active U.S. employees. The profit sharing portion covers only active U.S. employees with at least

                         NOTES TO FINANCIAL STATEMENTS
three months of service. Under the profit sharing component of the Plan, Company contributions are made at the discretion of the Board of Directors. The amounts charged to operations were $0, $2,294,000, and $1,348,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

     Also, the Company matches 50% of employee contributions up to 4% of compensation under the 401(k) savings component of the Plan. The Plan was amended in fiscal year 1998 to increase the Company match on employee contributions from 2% of compensation to 4% of compensation. Company contributions charged to operations were $488,000, $270,000 and $206,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

     Prior to January 1, 1999, Benchmarq employees were covered under separate benefit plans. The Benchmarq 401(k) Employee Savings Plan (the "401(k) Plan") covered all employees who have completed six months of service. Contributions to the 401(k) Plan were discretionary. The amounts charged to operations were $120,000, $118,000, and $55,000 for the years ended January 31, 1999, 1998, and
1997, respectively.

     Benchmarq employees were also eligible for Benchmarq's Profit Sharing Program. A full-time regular employee must have been in continuous employment with Benchmarq from the first to the last day of the fiscal quarter to be eligible. Profit sharing bonuses were paid quarterly if Benchmarq achieved a goal of 12% pre-tax return on sales for a given fiscal quarter. Pre-tax return on sales was defined as pre-tax income before cash bonuses, profit sharing, and 401(k) Plan matching contributions ("PTIB") divided by net revenues. Upon achievement of the goal, a profit sharing bonus pool was funded with up to 3.5% of the PTIB for that quarter. Profit sharing bonuses charged to operations were $0, $294,000, and $246,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

     The Company established a deferred incentive compensation plan for selected engineers in fiscal year 1995. Plan assets consists of restricted cash and investments which are held in trust until individual payments are required.

NOTE Q  STOCKHOLDERS' EQUITY

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

     On November 21, 1995, the Company issued 495,766 warrants to purchase Unitrode Common Stock as final settlement of a class action lawsuit. The warrants were determined to have a value of $1.5 million at the time of issuance and were combined with additional paid-in-capital on the Company's balance sheet. Each warrant entitled the holder to purchase one share of Unitrode Common Stock at a price of $14.23 per share. These warrants expired on August 21, 1997. Upon expiration, the Company received $6.2 million in proceeds from the exercise of 438,068 warrants.

     On April 30, 1990, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") and declared a special dividend of one right for each share of the Company's common stock outstanding at the close of business on May 14, 1990. Each right, when exercisable upon the occurrence of certain events, entitles the registered holder to purchase from the Company a unit consisting of one-one hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $15.00 per Unit. Upon the occurrence of certain further events, such as the acquisition of 20% or more of the Company's common stock by a person or group or the designation of a person or group as an Adverse Person by the Company's Board of Directors, a holder of a Unit (except holders who are Acquiring Persons or Adverse Persons, as defined in the Plan) will be entitled to receive common stock of the Company having a market value equal to twice the exercise price. Also, if the Company is acquired in a merger in which the Company is not the surviving corporation, or there is a sale of 50% or more of the Company's assets or earning

                         NOTES TO FINANCIAL STATEMENTS
power, each Unit (except Units held by Acquiring Persons or Adverse Persons) may receive common stock of the acquiring company having a value equal to twice the exercise price of the right. In general, the Company may redeem the rights at $.01 per right at any time until 10 days following public announcement that a 20% position has been acquired in the Company (which period may be extended at any time while the rights are still redeemable). So long as the rights are not separately transferable, the Company will issue one right with each new share of common stock issued. The total number of rights outstanding at January 31, 1999 was 32,018,766.

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

     To meet this responsibility, the Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The system includes policies and procedures, and reviews by officers of the Company.

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

     PricewaterhouseCoopers LLP, the independent accountants, have been selected by the Board of Directors to examine the Company's financial statements. Their report appears herein.

/s/ JOHN L. KOKULIS                            /s/ ROBERT J. RICHARDSON
Executive Vice President                       Chairman and Chief Executive Officer
and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Unitrode Corporation:

     In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Unitrode Corporation and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of other auditors, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Benchmarq Microelectronics, Inc., which statements reflect total assets of $40,848,000 at December 31, 1997 and net revenues of $44,437,000 and $40,153,000 for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Benchmarq Microelectronics, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 3, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 7, 1999.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 7, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 7, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                 FINANCIAL STATEMENTS AND SCHEDULES                   PAGE
                 ----------------------------------                   -----
        Report of Independent Accountants...........................     41
(a)1.   Financial Statements:
        Balance Sheets as of January 31, 1999 and 1998..............  18-19
        Statements of Operations for the Years Ended January 31,
        1999, 1998 and 1997.........................................     20
        Statements of Cash Flows for the Years Ended January 31,
        1999, 1998 and 1997.........................................     21
        Statements of Stockholders' Equity for the Years Ended
        January 31, 1999, 1998 and 1997.............................     22
        Notes to Financial Statements...............................  23-39
(a)2.   Financial Statement Schedule:
        Schedule II -- Valuation and Qualifying Accounts............     46

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     Individual financial statements of the Registrant have been omitted because consolidated financial statements of the Registrant and all of its subsidiaries are furnished.

(a)3. List of Exhibits: The exhibits listed below are filed as a part of this report.

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

10H Restricted Stock Award Agreement dated as of August 9, 1993 between Unitrode Corporation and Robert L. Gable (filed as Exhibit 10J to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1997 and incorporated herein by reference).

10I Amendments to the Unitrode 1992 Employee Stock Option Plan, adopted August 5, 1997, and March 23, 199 (filed as Exhibit 10J to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1998, and incorporated herein by reference.)

10J Restricted Stock Award Agreement dated as of November 11, 1997 between Unitrode Corporation and Robert J. Richardson (filed as Exhibit 10L to the Annual Report on Form 10-K by the Registrant for the fiscal year ended January 31, 1998, and incorporated herein by reference).

10K       Benchmarq Microelectronics, Inc. 1989 Stock Option Plan (filed as
          Exhibit 4.1 to Form S-8 filed by the Registrant on December 3, 1998 and incorporated herein by reference).

10L Benchmarq Microelectronics, Inc 1995 Flexible Stock Option Plan (filed as Exhibit 4.2 to Form S-8 filed by the Registrant on December 2, 1998 and incorporated herein by reference).

10M Unitrode Corporation 1999 Equity Incentive Plan (filed as Appendix A to the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 7, 1999, and incorporated herein by reference.)

10N Unitrode Corporation 1999 Employee Stock Purchase Plan (filed as Appendix B to the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 7, 1999, and incorporated herein by reference.)

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

3D Articles of Amendment to the Charter of the Company adopted by the Board of Directors on August 12, 1997, approved by the stockholders of the Company on September 29, 1997 and filed with the Maryland Department of Assessments and taxation on October 6, 1997 (filed as
          Exhibit 3D to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, and incorporated herein by reference).

3E Amended and Restated By-laws of the Company, as amended and restated March 23, 1998 (filed as Exhibit 3E to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended January 31, 1998, and incorporated herein by reference).

10O Rights Agreement dated as of May 2, 1990 between the Company and The First National Bank of Boston as Rights Agreement (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 3, 1990, and incorporated herein by reference).

10P Agreement between Micro USPD, Inc. and Unitrode Corporation dated May 28, 1992 (filed as Exhibit 10L to the Annual Report on Form 10-K filed by the Company for the fiscal year ended January 31, 1993, and incorporated herein by reference).

10Q First Amendment, dated as of April 30, 1993, to the Rights Agreement, dated as of May 2, 1990, between the Company and The First National Bank of Boston, as Rights Agreement (filed as Exhibit 1 to Form 8-A/A, Amendment to Registration Statement on Form 8-A, dated May 26, 1993, and incorporated herein by reference).

10R Agreement and Plan of Merger, dated as of March 2, 1998 by and among Unitrode Corporation, Merrimack Corporation, and Benchmarq Microelectronics, Inc.; including ten annexes thereto (filed as Exhibit 2.1 to Form 8-K filed by the Registrant on March 4, 1998 and incorporated herein by reference).

10S Amendment to Merger Agreement, dated as of June 23, 1998 by and among Unitrode Corporation, Merrimack Corporation and Benchmarq Microelectronics, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated June 23, 1998, as amended by the Registrant's Form 8-K/A dated June 23, 1998.

10T Loan Agreement dated as of March 19, 1999 by and among the Registrant, Fleet National Bank and other banks party to the Agreement for a $50,000,000 Revolving Credit Facility.

21        Subsidiaries of the Registrant.

23.1      Consent of Independent Accountants, PricewaterhouseCoopers LLP.

23.2      Report of Independent Auditors, Ernst & Young LLP.

23.3      Consent of Independent Auditors, Ernst & Young LLP.

27        Financial Data Schedules.

(b) Reports on Form 8-K:

     On February 16, 1999, the Registrant filed a report on Form 8-K announcing that on February 15, 1999, John L. Kokulis had replaced Cosmo S. Trapani as Executive Vice President and Chief Financial Officer of the Registrant. Mr. Trapani had resigned from that position on January 31, 1999.

     On March 16, 1999, the Registrant filed a report on Form 8-K announcing that, effective March 15, 1999, the Registrant's Board of Directors had authorized the repurchase of up to one million shares of the Registrant's common stock from time-to-time in the open market.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITRODE CORPORATION
                                 (Registrant)


                                 By: /s/ ROBERT J. RICHARDSON
April 22, 1999                   --------------------------------------------------
-----------------------------        Robert J. Richardson, Chairman, Chief Executive
  Date                           Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 22, 1999                   /s/ DERRELL C. COKER
  -----------------------------  ---------------------------------------------------
  Date                           Derrell C. Coker, Director

April 22, 1999                   /s/ WILLIAM W. R. ELDER
  -----------------------------  ---------------------------------------------------
  Date                           William W.R. Elder, Director

April 22, 1999                   /s/ DIETRICH R. ERDMANN
  -----------------------------  ---------------------------------------------------
  Date                           Dietrich R. Erdmann, Director

April 22, 1999                   /s/ ROBERT L. GABLE
  -----------------------------  ---------------------------------------------------
  Date                           Robert L. Gable, Director

April 22, 1999                   /s/ JOHN L. KOKULIS
  -----------------------------  ---------------------------------------------------
  Date                           John L. Kokulis, Executive Vice President and Chief
                                 Financial Officer (Principal Financial and
                                 Accounting Officer)

April 22, 1999                   /s/ LOUIS E. LATAIF
  -----------------------------  ---------------------------------------------------
  Date                           Louis E. Lataif, Director

April 22, 1999                   /s/ ROBERT J. RICHARDSON
  -----------------------------  ---------------------------------------------------
  Date                           Robert J. Richardson, Chairman, Chief Executive
                                 Officer and Director (Principal Executive Officer)

April 22, 1999                   /s/ ALAN R. SCHUELE
  -----------------------------  ---------------------------------------------------
  Date                           Alan R. Schuele, President, and Director (Principal
                                 Executive Officer)

April 22, 1999                   /s/ JAMES T. VANDERSLICE
  -----------------------------  ---------------------------------------------------
  Date                           James T. Vanderslice, Director

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

               UNITRODE CORPORATION AND CONSOLIDATED SUBSIDIARIES
              FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO        NET          BALANCE
                                                  BEGINNING     COSTS AND      ADDITIONS       AT END
DESCRIPTION                                       OF PERIOD      EXPENSES     (DEDUCTIONS)    OF PERIOD
-----------                                       ----------    ----------    ------------    ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
1999............................................    $  489        $  (74)       $    92        $  507
                                                    ======        ======        =======        ======
1998............................................    $  433        $  217        $  (161)       $  489
                                                    ======        ======        =======        ======
1997............................................    $  463        $    2        $   (32)       $  433
                                                    ======        ======        =======        ======
ALLOWANCE FOR CREDITS
1999............................................    $1,531        $  168        $    --        $1,699
                                                    ======        ======        =======        ======
1998............................................    $  529        $1,002        $    --        $1,531
                                                    ======        ======        =======        ======
1997............................................    $  138        $  391        $    --        $  529
                                                    ======        ======        =======        ======
INVENTORY RESERVES
1999............................................    $3,560        $4,632        $(4,087)       $4,105
                                                    ======        ======        =======        ======
1998............................................    $1,448        $2,662        $  (550)       $3,560
                                                    ======        ======        =======        ======
1997............................................    $1,088        $1,583        $(1,223)       $1,448
                                                    ======        ======        =======        ======
OTHER ASSETS VALUATION ALLOWANCE
1999............................................    $1,315        $3,264        $  (105)       $4,474
                                                    ======        ======        =======        ======
1998............................................    $1,148        $1,065        $  (898)       $1,315
                                                    ======        ======        =======        ======
1997............................................    $  350        $  798        $    --        $1,148
                                                    ======        ======        =======        ======