Form 10-Q
period 1999-05-01
UNITRODE CORP
filed 1999-06-11
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended MAY 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 32,090,507 shares of common stock outstanding as of May 1, 1999.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                                 (in thousands)


                                             May 1, 1999
Assets                                       (Unaudited)    January 31, 1999
------                                       -----------    ----------------

Current assets:
  Cash and cash equivalents                   $ 96,600         $ 91,551
  Accounts receivable, net of allowances
     of $1,691 in May, 1999
     and $2,206 in January, 1999                28,454           23,541
  Notes receivable                                 586              631
  Inventories:
     Raw materials                               1,342            1,659
     Work in process                            14,825           13,766
     Finished goods                              7,199            6,931
                                              --------         --------
       Total inventories                        23,366           22,356
                                              --------         --------

  Deferred income taxes                          5,295            5,232
  Royalty receivable                               971            6,215
  Deposits                                       1,337            1,448
  Prepaid expenses and other
    current assets                               3,188            2,320
                                              --------         --------

     Total current assets                      159,797          153,294
                                              --------         --------

Property, plant and equipment, at cost         159,262          156,020
  Less accumulated depreciation                 81,080           78,674
                                              --------         --------
    Property, plant and equipment, net          78,182           77,346
                                              --------         --------

Deposits                                         2,800            2,800
Notes and other receivables, net
  of discount                                    1,214            1,323
 Restricted cash and investments                 1,187            1,035
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,749 in May, 1999 and
   $2,678 in January, 1999                       1,341            1,412
Other assets and deferred charges                1,447            2,754
                                              --------         --------

Total assets                                  $245,968         $239,964
                                              ========         ========



The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                        (in thousands except share data)



                                                 May 1, 1999
Liabilities and Stockholders' Equity             (Unaudited)    January 31, 1999
------------------------------------             -----------    ----------------
Current liabilities:
  Accounts payable                                $  12,624       $  12,623
  Income taxes payable                                3,919           3,836
  Accrued employee compensation and benefits          2,945           2,025
  Accrued distributor liability                       3,167           4,007
  Capital lease obligations                              --             701
  Other current liabilities                           3,670           4,059
                                                  ---------       ---------

     Total current liabilities                       26,325          27,251
                                                  ---------       ---------

Deferred income taxes                                 3,400           2,540
Other long-term liabilities                             902             943
                                                  ---------       ---------

     Total liabilities                               30,627          30,734
                                                  ---------       ---------
Stockholders' equity:
  Common stock,$.01 par value:
    Authorized - 60,000,000 shares
    Issued - 32,090,507 in May, 1999
             and 32,018,766 in January, 1999            321             320
  Additional paid-in capital                         78,413          77,748
  Retained earnings                                 137,233         131,861
                                                  ---------       ---------
                                                    215,967         209,929

  Less:  Deferred compensation                         (626)           (699)
                                                  ---------       ---------

     Total stockholders' equity                     215,341         209,230
                                                  ---------       ---------

Total liabilities and
    stockholders' equity                          $ 245,968       $ 239,964
                                                  =========       =========

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)



For the three months ended                        May 1, 1999      May 2, 1998
--------------------------                        -----------      -----------
Net revenues                                        $44,308          $ 36,928
Cost of revenues                                     23,033            22,274
                                                    -------          --------

  Gross profit                                       21,275            14,654
                                                    -------          --------

Operating expenses:
  Research and development expenses                   5,243             4,800
  Selling, general and administrative
    expenses                                          8,194             8,231
  New fab pre-operating expenses                         --             1,109
  Merger costs                                           --             1,350
  Restructuring and other costs                          --             1,267
                                                    -------          --------

    Total operating expenses                         13,437            16,757
                                                    -------          --------

Income (loss) from operations                         7,838            (2,103)
                                                    -------          --------

Other income (expense):
  Royalty income                                        920               558
  Non-operating income (expense), net                   630            (2,633)
  Interest income, net                                  848               984
                                                    -------          --------

    Total other income (expense)                      2,398            (1,091)
                                                    -------          --------
Income (loss) before income tax
  provision (benefit)                                10,236            (3,194)

Income tax provision (benefit)                        3,787              (695)
                                                    -------          --------

Net income (loss)                                   $ 6,449          $ (2,499)
                                                    =======          ========

Earnings (loss) per common share:
    Basic                                           $    20          $   (.08)
                                                    =======          ========
    Diluted                                         $   .20          $   (.08)
                                                    =======          ========
Shares used to compute earnings
  (loss) per common share:

    Basic                                            32,069            31,450
                                                    =======          ========
    Diluted                                          32,903            31,450
                                                    =======          ========

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


For the three months ended                                 May 1, 1999      May 2, 1998
--------------------------                                 -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                          $ 6,449         $(2,499)
   Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
     Depreciation and amortization                              4,163           3,448
     Deferred and other compensation                               73             132
     Writedown of assets                                           --           5,616
     Deferred income taxes                                        797           1,688
     Other, net                                                  (581)           (114)
    (Increase) decrease in assets:
       Accounts receivable                                     (4,913)          5,787
       Inventories                                             (1,010)         (4,914)
       Other current and long-term assets                       4,391            (231)
     Increase (decrease) in liabilities:
       Accounts payable                                             1          (3,147)
       Income taxes payable                                        83          (3,668)
       Accrued employee compensation and benefits                 920          (8,922)
       Accrued distributor liability                             (840)           (420)
       Other current and long-term liabilities                   (430)           (988)
                                                              -------         -------
         Total adjustments                                      2,654          (5,733)
                                                              -------         -------
     Net cash provided (used) by operating activities           9,103          (8,232)
                                                              -------         -------
Cash flows from investing activities:
   Property, plant and equipment and deposits                  (4,961)         (2,089)
   Proceeds on sale of assets                                   2,010              27
   Repayment of notes receivable                                  161             191
   Restricted cash and investments                               (152)              9
   Maturities of short-term investments                            --           7,278
   Purchases of short-term investments                             --          (3,585)
                                                              -------         -------
     Net cash provided (used) by investing activities          (2,942)          1,831
                                                              -------         -------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants         1,293           1,291
   Purchase of common stock                                    (1,704)             --
   Principal payments under capital lease obligations            (701)           (337)
                                                              -------         -------
     Net cash provided (used) by financing activities          (1,112)            954
                                                              -------         -------
Net increase in cash and cash equivalents                       5,049          (5,447)
Cash and cash equivalents at beginning of period               91,551          68,358
                                                              -------         -------
Cash and cash equivalents at end of period                    $96,600         $62,911
                                                              =======         =======

The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                   Notes to Consolidated Financial Statements
                                   May 1, 1999
                                   (Unaudited)
                        (in thousands except share data)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Unitrode Corporation and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K of Unitrode Corporation (the "Company") for the year ended January 31, 1999.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. Certain amounts for fiscal year 1999 have been reclassified to conform with presentation of similar amounts in fiscal year 2000.


NOTE 2 - NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives should be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. This standard is effective for the Company's fiscal year ending January 31, 2002, and the Company has not yet determined the effect, if any, of adopting the new standard.

NOTE 3 - EARNINGS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share.


Three months ended                                 May 1, 1999        May 2, 1998
------------------                                 -----------        -----------
  Net income (loss)                                $     6,449        $    (2,499)
                                                   ===========        ==========

  Basic weighted average shares outstanding         32,069,263         31,449,654
  Effect of dilutive securities-stock options          833,386                 --
  Effect of dilutive securities-stock warrants              --                 --
                                                   -----------        -----------
  Diluted weighted average shares outstanding       32,902,649         31,449,654
                                                   ===========        ===========

  Basic earnings per share                         $      .20         $      (.08)
                                                   ==========         ===========

  Diluted earnings per share                       $      .20         $      (.08)
                                                   ==========         ===========


Options to purchase a total of 1,662,193 shares of common stock at prices ranging from $14.91 to $40.36 were outstanding for the three months ended May 1, 1999 but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares as of such date and were, therefore, anti-dilutive under the Treasury stock method.

Options to purchase a total of 4,183,542 shares of common stock at prices ranging from $.28 to $40.36 were outstanding as of May 2, 1998 but not included in the computation of diluted earnings per share because the company reported a net loss for this period.


NOTE 4 - NON-OPERATING INCOME (EXPENSE)



         Three months ended                         May 1, 1999       May 2, 1998
         ------------------                         -----------       -----------
         Foreign exchange gains (losses)               $   10             $  (244)
         Gains (losses)on sale of assets                  579                 (10)
         Net rental income                                 43                 122
         Writedown of assets                               --              (2,500)
         Other                                             (2)                 (1)
                                                       ------             -------
                  Total                                $  630             $(2,633)
                                                       ======             =======


NOTE 5 - SPECIAL CHARGES

    Special Charges Rollforward:



                                                                          Balance Sheet
                                             -----------------------------------------------------------------------------
                                             Valuation Allowances                   Other Current Liabilities
                                  Special    -----------------------------------------------------------------------------
                                  Charges                 Fixed    Other Assets &   Employee    Legal              Paid-in
                                 Provision   Inventory    Assets   Deferr.Charges     Costs     Costs     Other    Capital
                                 ---------   ---------    ------   --------------   --------    ------    -----    -------
     Q1 FY99 Charge               $ 6,363     $2,596       $ --       $3,165        $   520    $   --     $   82    $  --
     Q3 FY99 Charge                12,078         --        550          627          2,411      6,841     1,001      648
     FY99 Payments/Disposals           --     (2,596)        --         (633)        (1,382)    (6,841)     (583)      --
                                  -------     ------       ----       ------        -------    -------    ------    -----
     1/31/99 Balance               18,441         --        550        3,159          1,549         --       500      648
     FY00 Payments/Disposals                      --         --           --           (386)        --       (76)      --
                                              ------       ----       ------        -------    -------    ------    -----
     5/1/99 Balance                           $   --       $550       $3,159        $ 1,163    $    --    $  424    $ 648
                                              ======       ====       ======        =======    =======    ======    =====

FIRST QUARTER OF FISCAL YEAR 1999 CHARGE

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

THIRD QUARTER OF FISCAL YEAR 1999 CHARGE

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

The $6.9 million charge to other income (expense) consisted of costs incurred to settle a patent infringement lawsuit between Dallas Semiconductor Corporation and Benchmarq, as well as a patent infringement lawsuit initiated by the Lemelson Medical Education & Research Foundation, Limited Partnership against the Company.


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

The following table represents a reconciliation of net revenues and net income previously reported by the combining companies to those presented in the accompanying consolidated financial statements:

                                                            Three months ended
                  Net Revenues                                  May 2, 1998
                  ------------                              ------------------
                     Unitrode                                    $28,019
                     Benchmarq                                     8,909
                                                                 -------
                           Combined                              $36,928
                                                                 =======
                  Net Income
                  ----------
                     Unitrode                                    $(2,349)
                     Benchmarq                                      (150)
                                                                 -------
                           Combined                              $(2,499)
                                                                 =======


NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

LEGAL PROCEEDINGS

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


NOTE 8 - INDUSTRY SEGMENT


The Company and its subsidiaries operate within a single industry segment, the manufacture and sale of semiconductors, and have various product categories within that one segment that share common technologies, markets, and applications.

Data on the Company's net revenues by product category is present below:

                                                                Three months ended
                                                     ---------------------------------------
                                                        May 1, 1999           May 2, 1998
                                                     -----------------     -----------------
         Product categories:                         Revenues      %       Revenues     %
         -------------------                         --------    -----     --------   ------
         Power management                            $18,600     42.0%     $14,600     39.5%
         Data transmission/interface                  15,100     34.1%      11,600     31.4%
         Portable power management                     8,300     18.7%       6,900     18.7%
         Non-volatile and other                        2,308      5.2%       3,828     10.4%
                                                     -------    -----      -------    -----
            Total                                    $44,308    100.0%     $36,928    100.0%
                                                     =======    =====      =======    =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues and the yearly percentage change in certain financial data for the periods indicated:


                                     Items as a percentage of net revenues      Percent changes year to year
                                     -------------------------------------      ----------------------------
                                         May 1,      May 2,      May 2,         May 1, 1999/    May 1, 1999/
Three months ended                        1999       1998*       1998           May 2, 1998*    May 2, 1998
------------------                       ------      ------      ------         ------------    ------------
Net revenues                             100.0%      100.0%      100.0%              20.0%          20.0%
Cost of revenues                          52.0        53.3        60.3               17.0            3.4
                                         -----       -----       -----              -----          -----
     Gross profit                         48.0        46.7        39.7               23.3           45.2
Operating expenses:
  Research & development expenses         11.8        13.0        13.0                9.2            9.2
  Selling, general and
     administrative expenses              18.5        22.3        22.3               (0.4)          (0.4)
  New fab pre-operating expenses            --         3.0         3.0             (100.0)        (100.0)
  Merger costs                              --          --         3.7                 --         (100.0)
  Restructuring and other costs             --          --         3.4                 --         (100.0)
                                         -----       -----       -----              -----          -----
     Total operating expenses             30.3        38.3        45.4               (5.0)         (19.8)
                                         -----       -----       -----              -----          -----

Income (loss) from operations             17.7         8.4        (5.7)             152.0          472.7
Other income (expense)                     5.4         3.8        (3.0)              70.2          319.8
                                         -----       -----       -----              -----          -----
Income (loss) before income tax
  provision (benefit)                     23.1        12.2        (8.6)             126.5          420.5
Income tax provision (benefit)             8.5         4.6        (1.9)             122.2          644.9
                                         -----       -----       -----              -----          -----
Net income (loss)                         14.6%        7.6%       (6.8)%            129.1%         358.1%
                                         =====       =====       =====              =====          =====

*  Pro forma results exclude special charges and merger costs

Three Months ended May 1, 1999 versus Three Months Ended May 2, 1998

Net revenues in the first quarter ended May 1, 1999 were $44.3 million, an increase of $7.4 million, or 20.0 %, compared to $36.9 million in the previous year's first quarter. Revenues increased by 27%, 30%, and 20% year over year for the power management, data transmission/interface, and portable power product lines, respectively. The increases were principally due to increased demand in the electronic data, communications, and portable PC markets as well as a general industry-wide rebound in demand for semiconductors. International revenues in the first quarter ended May 1, 1999 were 53%, compared to 63% in the previous year's first quarter.

Gross profit as a percentage of net revenues was 48.0% in the current quarter, compared to 46.7% in the prior year's first quarter excluding special charges. The increase in the gross margin percentage, compared to the pro forma gross margin percentage in the prior year, resulted from the benefits associated with increased factory utilization, reduced costs of wafers supplied by an outside foundry, and lower assembly costs from subcontractors. The Company also completed the move of its Dallas test operation to Singapore during the first quarter as part of the integration of the Benchmarq product line. These benefits were somewhat offset by increased depreciation expense associated with the new BiCMOS wafer fabrication facility ("BiCMOS fab") and pricing pressures on selected products.

Research and development expenses were approximately 11.8% of net revenues, or $5.2 million, compared with 13.0%, or $4.8 million, in the prior year. The percentage decrease in research and development expenses was due to the higher sales volume. Selling, general and administrative expenses were unchanged at $8.2 million, but declined as a percentage of net revenues from 22.3% in the prior year to 18.5% in the current quarter due to the higher sales volume. In the first quarter ended May 2, 1998, the Company recorded $1.1 million in pre-operating expenses associated with the BiCMOS fab, which became operational in July 1998.

The Company recorded in the prior year's first quarter special charges of $6.4 million and merger-related transaction costs of $1.3 million associated with the Benchmarq acquisition. For further information, see Notes 5 and 6 to the Company's consolidated financial statements.

The current quarter's consolidated effective tax rate was 37.0%, compared to 37.7% in the prior year after excluding non-deductible merger-related transaction costs. Net income in the first quarter was $6.4 million, or $.20 per diluted share, which is an increase of 129% compared to pro forma net income in last year's first quarter of $2.8 million, or $.09 per diluted share.

Bookings in the first quarter exceeded shipments and orders strengthened across the Company's three principal product lines and in all geographic areas. Compared to the previous quarter, bookings increased over 25%.

FINANCIAL CONDITION

Cash and cash equivalents at May 1, 1999 increased by $5.0 million to $96.6 million from the beginning of the fiscal year. The principal sources of cash were $9.1 million from operating activities, $2.0 million from asset sales, and $1.3 million in proceeds from exercises of employee stock options under the Company's stock option plans; these were offset by $5.0 million in capital expenditures and $1.7 million in repurchases of Company stock.

In March 1999, the Company entered into a new three-year multi-bank revolving credit agreement that provides for borrowings of up to $50 million. Borrowings under the credit agreement bear interest at variable spreads over LIBOR. There were no borrowings in the first quarter.

Capital spending to support ongoing operations totaled approximately $5.0 million in the first quarter. The Company plans to spend approximately $17 to $20 million for capital assets in fiscal year 2000. It is anticipated that the Company's operating cash requirements for fiscal year 2000, including planned capital expenditures, will be met by internally generated funds and available cash.

The ratio of current assets to current liabilities was 6.07:1 at May 1, 1999 compared with 5.63:1 at January 31, 1999. Working capital of $133.5 million at May 1, 1999 increased by $7.5 million from the beginning of the fiscal year.

Accounts receivable at May 1, 1999 increased by $4.9 million from the beginning of the fiscal year primarily due to the higher sales volume. Receivable days sales outstanding were 54 days in the first quarter compared with 52 days at January 31, 1999 and 57 days in the previous year's first quarter. Royalty receivable decreased by $5.2 million from January 31, 1999 due to the payment of a one-time royalty benefit from International Rectifier Corporation.

On March 15, 1999, the Board of Directors of the Company authorized the repurchase of up to one million shares of its common stock. During the first quarter, the Company repurchased 110,000 shares at an average price of $15.48 per share for a total of $1.7 million.

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

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Results of Operations," "Financial Condition," "Impact of the Year 2000 Issue," and "Factors Affecting Future Results" is forward-looking.

Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash equivalents and short-term investments, and the effect of volatility in currencies on its foreign-denominated trade receivables and cash.

At May 1, 1999, the Company held $84.9 million in cash equivalents consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as held to maturity and valued at amortized cost which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company enters into forward foreign exchange contracts as a hedge against trade receivables and cash denominated in foreign currencies. Realized and unrealized gains and losses on these contracts are included in net income and offset the foreign exchange gains or losses on the hedged trade receivables and cash. At May 1, 1999, the Company had one-month forward contracts to sell foreign currencies of 1.8 million German marks, and 0.4 million British pounds totaling approximately $1.6 million. The Company recorded total foreign currency losses of $58,000 in fiscal year 1999. A hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's results of operations.

                           Part II. Other Information
               Unitrode Corporation and Consolidated Subsidiaries
                                   May 1, 1999


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's annual meeting of stockholders was held on June 7, 1999, at which three matters were submitted to a vote of security holders: (1) the election of Louis E. Lataif and James T. Vanderslice as directors of the Registrant for a three-year term ending in 2002, the election of Alan R. Schuele as a director of the Registrant for a two-year term ending in 2001, and the election of Dietrich R. Erdmann as a director of the Registrant for a one-year term ending in 2000, (2) the approval of the Registrant's 1999 Equity Incentive Plan, and (3) the approval of the Registrant's 1999 Employee Stock Purchase Plan. As of April 9, 1999, the record date for said meeting, there were outstanding 32,152,191 shares of the Registrant's common stock entitled to vote at the meeting. At such meeting, the holders of 30,243,610 shares (94%) were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

         (1)   ELECTION OF DIRECTORS:

                                               For             Withheld
                                               ---             --------
               Mr. Lataif                   30,048,733          194,877
               Mr. Vanderslice              30,046,283          197,327
               Mr. Schuele                  30,050,289          193,321
               Mr. Erdmann                  29,980,183          263,427


         (2)   APPROVAL OF THE UNITRODE 1999 EQUITY INCENTIVE PLAN:

                  For                Against           Abstain           Broker Non-vote
                  ---                -------           -------           ---------------
               17,733,253           7,731,787         1,028,361             3,750,209


         (3)   APPROVAL OF THE UNITRODE 1999 EMPLOYEE STOCK PURCHASE PLAN:

                  For                Against           Abstain           Broker Non-vote
                  ---                -------           -------           ---------------
               24,585,242            883,623          1,024,536             3,750,209


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

               Unitrode Corporation and Consolidated Subsidiaries
                                   May 1, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITRODE CORPORATION


   June 11, 1999                            /s/ Robert J. Richardson
------------------                          ------------------------------------
Date                                        Robert J. Richardson
                                            Chairman and Chief Executive Officer



   June 11, 1999                            /s/ John L. Kokulis
------------------                          ------------------------------------
Date                                        John L. Kokulis
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)