Form 10-Q
period 1999-07-31
UNITRODE CORP
filed 1999-09-10
CIK 101911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended JULY 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 32,510,443 shares of common stock outstanding as of July 31, 1999.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                                 (in thousands)


                                         July 31, 1999    January 31, 1999
Assets                                    (Unaudited)
------                                    -----------     ----------------

Current assets:
  Cash and cash equivalents                 $102,856          $ 91,551
  Accounts receivable, net of allowances
     of $1,947 in July, 1999
     and $2,206 in January, 1999              30,477            23,541
  Notes receivable                               464               631
  Inventories:
     Raw materials                             1,542             1,659
     Work in process                          14,365            13,766
     Finished goods                            7,933             6,931
                                            --------          --------
       Total inventories                      23,840            22,356
                                            --------          --------

  Deferred income taxes                        5,926             5,232
  Royalty receivable                           1,156             6,215
  Deposits                                     1,178             1,448
  Prepaid expenses and other
    current assets                             5,925             2,320
                                            --------          --------

     Total current assets                    171,822           153,294
                                            --------          --------

Property, plant and equipment, at cost       164,623           156,020
  Less accumulated depreciation               83,267            78,674
                                            --------          --------
    Property, plant and equipment, net        81,356            77,346
                                            --------          --------

Deposits                                       2,800             2,800
Notes and other receivables, net
  of discount                                    957             1,323
Restricted cash and investments                  400             1,035
Excess of cost over net assets acquired,
   net of accumulated amortization of
   $2,820 in July, 1999 and
   $2,678 in January, 1999                     1,270             1,412
Other assets and deferred charges              1,695             2,754
                                            --------          --------

Total assets                                $260,300          $239,964
                                            ========          ========



The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                                 Balance Sheets
                        (in thousands except share data)



                                           July 31, 1999   January 31, 1999
Liabilities and Stockholders' Equity        (Unaudited)
------------------------------------        -----------    ----------------

Current liabilities:
  Accounts payable                            $ 18,160          $ 12,623
  Income taxes payable                           1,223             3,836
  Accrued employee compensation and benefits     5,220             2,025
  Accrued distributor liability                  3,558             4,007
  Capital lease obligations                          -               701
  Other current liabilities                      3,773             4,059
                                              --------          --------

     Total current liabilities                  31,934            27,251
                                              --------          --------

Deferred income taxes                            4,224             2,540
Other long-term liabilities                        670               943
                                              --------          --------

     Total liabilities                          36,828            30,734
                                              --------          --------

Stockholders' equity:
  Common stock,$.01 par value:
    Authorized - 60,000,000 shares
    Issued - 32,510,443 in July, 1999
             and 32,018,766 in January, 1999       325               320
  Additional paid-in capital                    85,480            77,748
  Retained earnings                            138,221           131,861
                                              --------          --------
                                               224,026           209,929

  Less:  Deferred compensation                    (554)             (699)
                                              --------          --------

     Total stockholders' equity                223,472           209,230
                                              --------          --------

Total liabilities and
    stockholders' equity                      $260,300          $239,964
                                              ========          ========





The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)



For the Three Months Ended                 July 31, 1999          August 1, 1998
--------------------------                 -------------          --------------

Net revenues                                   $50,431                $38,901
Cost of revenues                                25,727                 20,655
                                               -------                -------

  Gross profit                                  24,704                 18,246
                                               -------                -------

Operating expenses:
  Research and development expenses              6,162                  4,421
  Selling, general and administrative
    expenses                                     8,700                  7,467
  New fab pre-operating expenses                     -                    966
  Merger costs                                   3,665                    968
  Restructuring and other costs                  3,752                      -
                                               -------                -------

    Total operating expenses                    22,279                 13,822
                                               -------                -------

Income from operations                           2,425                  4,424
                                               -------                -------

Other income (expense):
  Royalty income                                 1,978                    442
  Non-operating income (expense), net              (21)                   355
  Interest income, net                             853                    815
                                               -------                -------
Total other income (expense)                     2,810                  1,612
                                               -------                -------
Income before income tax
  provision                                      5,235                  6,036

Income tax provision                             3,204                  2,575
                                               -------                -------

Net income                                     $ 2,031                $ 3,461
                                               =======                =======



Earnings per common share:
    Basic                                      $   .06                $   .11
                                               =======                =======
    Diluted                                    $   .06                $   .11
                                               =======                =======

Shares used to compute earnings
  per common share:
    Basic                                       32,295                 31,584
                                               =======                =======
    Diluted                                     34,323                 32,342
                                               =======                =======





The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Operations
                                   (Unaudited)
                        (in thousands except share data)



For the Six Months Ended                   July 31, 1999          August 1, 1998
------------------------                   -------------          --------------

Net revenues                                   $94,739                $75,829
Cost of revenues                                48,760                 42,929
                                               -------                -------

  Gross profit                                  45,979                 32,900
                                               -------                -------

Operating expenses:
  Research and development expenses             11,405                  9,221
  Selling, general and administrative
    expenses                                    16,894                 15,698
  New fab pre-operating expenses                     -                  2,075
  Merger costs                                   3,665                  2,318
  Restructuring and other costs                  3,752                  1,267
                                               -------                -------

    Total operating expenses                    35,716                 30,579
                                               -------                -------

Income from operations                          10,263                  2,321
                                               -------                -------

Other income (expense):
  Royalty income                                 2,898                  1,000
  Non-operating income (expense), net              609                 (2,278)
  Interest income, net                           1,701                  1,799
                                               -------                -------
Total other income (expense)                     5,208                    521
                                               -------                -------
Income before income tax
  provision                                     15,471                  2,842

Income tax provision                             6,991                  1,880
                                               -------                -------

Net income                                     $ 8,480                $   962
                                               =======                =======



Earnings per common share:
    Basic                                      $   .26                $   .03
                                               =======                =======
    Diluted                                    $   .25                $   .03
                                               =======                =======

Shares used to compute earnings
  per common share:
    Basic                                       32,182                 31,517
                                               =======                =======
    Diluted                                     33,613                 32,524
                                               =======                =======





The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

For the Six Months Ended                         July 31, 1999   August 1, 1998
-------------------------------------            -------------   ---------------
Cash flows from operating activities:
 Net income                                           $  8,480          $   962
 Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
  Depreciation and amortization                          8,321            6,891
  Deferred and other compensation                        3,167              254
  Writedown of assets                                       --            5,615
  Deferred income taxes                                    990            2,921
  Other, net                                              (583)            (124)
 (Increase) decrease in assets:
   Accounts receivable                                  (6,936)           7,070
   Inventories                                          (1,484)          (3,768)
   Other current and long-term assets                    2,729             (336)
  Increase (decrease) in liabilities:
   Accounts payable                                      5,537           (5,865)
   Income taxes payable                                 (2,613)          (2,573)
   Accrued employee compensation and benefits            3,195           (9,081)
   Accrued distributor liability                          (449)             287
   Other current and long-term liabilities                (559)          (3,120)
                                                      --------          -------
     Total adjustments                                  11,315           (1,829)
                                                      --------          -------
  Net cash provided (used) by operating activities      19,795             (867)
                                                      --------          -------
Cash flows from investing activities:
 Property, plant and equipment and deposits            (12,225)          (4,016)
 Proceeds on sale of assets                              2,010               87
 Repayment of notes receivable                             545              391
 Restricted cash and investments                           635               72
 Maturities of short-term investments                       --           14,063
 Purchases of short-term investments                        --           (8,058)
                                                      --------          -------
  Net cash provided (used) by investing activities      (9,035)           2,539
                                                      --------          -------
Cash flows from financing activities:
 Proceeds from exercise of stock options and warrants    4,591            1,738
 Purchase of common stock                               (3,345)              --
 Principal payments under capital lease obligations       (701)            (657)
                                                      --------          -------
  Net cash provided by financing activities                545            1,081
                                                      --------          -------
Addition of Benchmarq's net cash activity
 for January 1998                                           --              402
                                                      --------          -------

Net increase in cash and cash equivalents               11,305            3,155
Cash and cash equivalents at beginning of period        91,551           67,956
                                                      --------          -------
Cash and cash equivalents at end of period            $102,856          $71,111
                                                      ========          =======



The accompanying notes are an integral part of the financial statements.

               Unitrode Corporation and Consolidated Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 31, 1999
                                   (Unaudited)
                        (in thousands except share data)


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. Certain amounts for fiscal year 1999 have been reclassified to conform with presentation of similar amounts in fiscal year 2000.


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

NOTE 3 - EARNINGS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share.

                                                         Three Months Ended                Six Months Ended
                                                     -------------------------         -------------------------
                                                      July 31,      August 1,           July 31,      August 1,
                                                        1999          1998                1999          1998
                                                     -----------   -----------         -----------   -----------

     Net income                                      $     2,031   $     3,461         $     8,480   $       962
                                                     ===========   ===========         ===========   ===========

     Basic weighted average shares outstanding        32,295,453    31,583,580          32,182,358    31,516,617
     Effect of dilutive securities-stock options       2,027,178       758,199           1,430,282     1,007,854
                                                     -----------   -----------         -----------   -----------
     Diluted weighted average shares outstanding      34,322,631    32,341,779          33,612,640    32,524,471
                                                     ===========   ===========         ===========   ===========

     Basic earnings per share                        $       .06   $       .11         $       .26   $       .03
                                                     ===========   ===========         ===========   ===========

     Diluted earnings per share                      $       .06   $       .11         $       .25   $       .03
                                                     ===========   ===========         ===========   ===========


The following stock options were outstanding as of July 31, 1999 and August 1, 1998 but not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the three-and six-month periods ended and were, therefore, anti-dilutive under the Treasury stock method.


                                            Three Months Ended                     Six Months Ended
                                       ----------------------------          ----------------------------
                                                    Range of                              Range of
                                        Options     Exercise Prices           Options     Exercise Prices
                                       ---------    ---------------          ---------    ---------------
     July 31, 1999                     1,072,177     $26.44-$40.36           2,006,287     $23.28-$40.36
     August 1, 1998                    2,187,804     $13.50-$40.36           1,167,070     $15.75-$40.36


NOTE 4 - NON-OPERATING INCOME (EXPENSE)

                                                 Three Months Ended       Six Months Ended
                                                --------------------   ---------------------
                                                July 31,   August 1,   July 31,    August 1,
                                                  1999       1998        1999        1998
                                                  ----       ----        ----       -------

     Foreign exchange gains (losses)              $(20)      $236        $(10)      $    (8)
     Gains (losses)on sale of assets                (2)        (3)        577           (13)
     Net rental income                               1        122          44           244
     Writedown of assets                            --         --          --        (2,500)
     Other                                          --         --          (2)           (1)
                                                  ----       ----        ----       -------
              Total                               $(21)      $355        $609       $(2,278)
                                                  ====       ====        ====       =======

NOTE 5 - SPECIAL CHARGES

    Special Charges Rollforward:

                                                                                Balance Sheet
                                           -----------------------------------------------------------------------------------------
                                           Valuation Allowances                      Other Current Liabilities
                              Special      -------------------------------------     --------------------------------
                              Charges                    Fixed    Other Assets &     Employee     Legal                      Paid-in
                              Provision    Inventory     Assets   Deferr.charges     Costs        Costs         Other        Capital
                              ---------    ---------     ------   --------------     ------       ------        ------       -------
Q1 FY99 Charge                 $ 6,363       $2,596       $ --         $3,165        $  520       $  --         $   82       $   --
Q3 FY99 Charge                  12,078           --        550            627         2,411        6,841         1,001          648
FY99 Payments/Disposals           --         (2,596)        --           (633)       (1,382)      (6,841)         (583)          --
                               -------       ------       ----         ------        ------       ------        ------       ------
1/31/99 Balance                $18,441           --        550          3,159         1,549           --           500          648
                               =======       ======       ====         ======        ======       ======        ======       ======

Q2 FY00 Charge                 $ 3,752           --         --             --           730           --            --        3,022
FY00 Payments/Disposals           --             --       (270)           (15)       (1,069)          --          (175)          --
                               -------       ------       ----         ------        ------       ------        ------       ------
7/31/99 Balance                $ 3,752       $   --       $280         $3,144        $1,210       $   --        $  325       $3,670
                               =======       ======       ====         ======        ======       ======        ======       ======


FISCAL YEAR 2000 SPECIAL CHARGES

SECOND QUARTER

During the second quarter of fiscal year 2000, the Company recorded pre-tax special charges totaling $3.7 million which was charged to operating expenses as "restructuring and other costs". These costs were primarily to account for non-cash compensation on stock options associated with severance agreements with former Unitrode executives.

FISCAL YEAR 1999 SPECIAL CHARGES

FIRST QUARTER

During the first quarter of fiscal year 1999, the Company recorded pre-tax special charges totaling $6.4 million of which $2.6 million was charged to cost of sales, $1.3 million was charged to operating expenses as "restructuring and other costs", and $2.5 million was charged to other income (expense).

The charge of $2.6 million to cost of sales was to account for inventory write-offs and consisted primarily of a custom product which was manufactured in the first quarter of fiscal year 1999 for a specific customer. The product did not meet the customer's specifications and has been scrapped.

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

The $2.5 million charge to other income (expense) was to establish a valuation allowance on the Company's equity investment in an outside foundry. The significant reduction in the Company's business during the first quarter of fiscal year 1999 and the subsequent ramp-up of the Company's 6" fab have substantially reduced expected future demand for wafers produced at this foundry and negatively impacted this foundry's financial condition and cash flows. The Company continues to be the primary customer of this foundry.

THIRD QUARTER

During the third quarter of fiscal year 1999, the Company recorded pre-tax special charges totaling $12.1 million of which $5.2 million was charged to operating expenses as "restructuring and other costs", and $6.9 million was charged to other income (expense).

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

NOTE 6 - BENCHMARQ ACQUISITION

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

The following table represents a reconciliation of net revenues and net income previously reported by the combining companies to those presented in the accompanying consolidated financial statements:

                                         Three months ended     Six months ends
     Net Revenues                          August 1, 1998       August 1, 1998
     ------------                          --------------       --------------
          Unitrode                            $29,705              $57,724
          Benchmarq                             9,196               18,105
                                              -------              -------
               Combined                       $38,901              $75,829
                                              =======              =======

     Net Income
     ----------
          Unitrode                            $ 2,962              $   613
          Benchmarq                               499                  349
                                              -------              -------
               Combined                       $ 3,461              $   962
                                              =======              =======

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

Data on the Company's net revenues by product category is presented below:

                                                    Three Months Ended
                                         --------------------------------------
                                          July 31, 1999         August 1, 1998
                                         ----------------      ----------------
     Product Categories:                 Revenues     %        Revenues     %
     -------------------                 --------   -----      --------   -----

     Power management                    $20,300    40.3%      $15,900    40.9%
     Data transmission/interface          17,300    34.3%       12,900    33.1%
     Portable power management             9,800    19.4%        6,800    17.5%
     Non-volatile and other                3,031     6.0%        3,301     8.5%
                                         -------   -----       -------   -----
          Total                          $50,431   100.0%      $38,901   100.0%
                                         =======   =====       =======   =====

                                                     Six Months Ended
                                         --------------------------------------
                                          July 31, 1999         August 1, 1998
                                         ----------------      ----------------
     Product Categories:                 Revenues     %        Revenues     %
     -------------------                 --------   -----      --------   -----

     Power management                    $38,900    41.1%      $30,500    40.2%
     Data transmission/interface          32,400    34.2%       24,500    32.3%
     Portable power management            18,100    19.1%       13,700    18.1%
     Non-volatile and other                5,339     5.6%        7,129     9.4%
                                         -------   -----       -------   -----
          Total                          $94,739   100.0%      $75,829   100.0%
                                         =======   =====       =======   =====

NOTE 9 - PROPOSED MERGER


On July 26, 1999, the Company announced that it had entered into a definitive agreement to be acquired by Texas Instruments, Incorporated ("TI"). Under the terms of the proposed transaction, each share of Unitrode common stock outstanding will be exchanged for the number of shares of TI common stock equal to $38.60 ("assumed exchange price") divided by an average of TI trading prices over a 20-day trading period ending the second trading day prior to the merger, but in no event less than .5023 or more than .5774 of a share of TI common stock. Based on the assumed exchange price and 32.5 million Unitrode shares outstanding as of July 31, 1999, the transaction is valued at approximately $1.25 billion. The transaction is intended to be accounted for as a "Pooling of Interests" and is subject to approval by Unitrode stockholders and other customary conditions. On August 18, 1999, the Federal Trade Commission notified the Company that it has granted early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act.

In the second quarter ended July 31, 1999, the Company recorded merger-related transaction costs of $3.7 million primarily for professional services, such as investment banking, legal and accounting fees. The transaction is expected to close in the third quarter of fiscal year 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the periods indicated:


                                               Items as a percentage of net revenues  Percent changes year to year
------------------------------------------------------------------------------------  ----------------------------
                                                                                              July 31,      July 31,
                                                                                                 1999/         1999*/
                                            July 31,    July 31,      Aug.1,      Aug.1,     August 1,     August 1,
Three months ended                             1999        1999*       1998        1998*         1998          1998*
------------------                            -----       -----       -----       -----         -----          ----
Net revenues                                  100.0%      100.0%      100.0%      100.0%         29.6%         29.6%
Cost of revenues                               51.0        51.0        53.1        53.1          24.6          24.6
                                              -----       -----       -----       -----         -----          ----
  Gross profit                                 49.0        49.0        46.9        46.9          35.4          35.4
Operating expenses:
  Research & development                       12.2        12.2        11.3        11.3          39.4          39.4
  expenses
  Selling, general and
  administrative expenses                      17.3        17.3        19.2        19.2          16.5          16.5
  New fab pre-operating                          --          --         2.5         2.5           NMF           NMF
  expenses
  Merger costs                                  7.3          --         2.5          --         278.6            --
  Restructuring and other
  costs                                         7.4          --          --          --           NMF            --
                                              -----       -----       -----       -----         -----          ----
    Total operating                            44.2        29.5        35.5        33.0          61.2          15.6
    expenses                                  -----       -----       -----       -----         -----          ----

Income from operations                          4.8        19.5        11.4        13.9         (45.2)         82.5
Other income (expense)                          5.6         5.6         4.1         4.1          74.3          74.3
                                              -----       -----       -----       -----         -----          ----
Income before
  income tax provision                         10.4        25.1        15.5        18.0         (13.3)         80.6
Income tax provision                            6.4         9.0         6.6         6.6          24.4          76.9
                                              -----       -----       -----       -----         -----          ----
Net income                                      4.0        16.1         8.9        11.4         (41.3)         82.8
                                              =====       =====       =====       =====         =====          ====



                                               Items as a percentage of net revenues  Percent changes year to year
------------------------------------------------------------------------------------  ----------------------------
                                                                                              July 31,      July 31,
                                                                                                 1999/         1999*/
                                            July 31,    July 31,      Aug.1,      Aug.1,     August 1,     August 1,
Six months ended                               1999        1999*       1998        1998*         1998          1998*
----------------                              -----       -----       -----       -----         -----         -----
Net revenues                                  100.0%      100.0%      100.0%      100.0%         24.9%         24.9%
Cost of revenues                               51.5        51.5        56.6        53.2          13.6          20.9
                                              -----       -----       -----       -----         -----         -----
  Gross profit                                 48.5        48.5        43.4        46.8          39.8          29.5
Operating expenses:
  Research & development                       12.0        12.0        12.2        12.2          23.7          23.7
  expenses
  Selling, general and
  administrative expenses                      17.8        17.8        20.7        20.7           7.6           7.6
  New fab pre-operating                          --          --         2.7         2.7           NMF           NMF
  expenses
  Merger costs                                  3.9          --         3.0          --          58.1            --
  Restructuring and other
  costs                                         4.0          --         1.7          --         196.1            --
                                              -----       -----       -----       -----         -----         -----
    Total operating                            37.7        29.8        40.3        35.6          16.8           4.8
    expenses                                  -----       -----       -----       -----         -----         -----

Income from operations                         10.8        18.7         3.1        11.2         342.2         107.9
Other income (expense)                          5.5         5.5         0.7         4.0         899.6          72.4
                                              -----       -----       -----       -----         -----         -----
Income before income
 tax provision                                 16.3        24.2         3.8        15.2         444.4          98.6
Income tax provision                            7.3         8.8         2.5         5.6         271.9          95.0
                                              -----       -----       -----       -----         -----         -----
Net income                                      9.0        15.4         1.3         9.6         781.5         100.8
                                              =====       =====       =====       =====         =====         =====


*Pro forma results exclude special charges and merger-related costs.
 NMF: Not meaningful

THREE MONTHS ENDED JULY 31, 1999 VERSUS THREE MONTHS ENDED AUGUST 1, 1998

Net revenues in the second quarter ended July 31, 1999 were $50.4 million, an increase of $11.5 million, or 30%, compared with $38.9 million in the previous year's second quarter. The increase was primarily due to strength in demand for products from all three of the Company's major business lines, power management, portable power, and interface. Approximately 58% of sales in the second quarter were international compared with 62% in the prior year.

Broad-based strength in the industrial, EDP, and communications markets is driving the increased demand for the Company's products. The level of the Company's turns business (orders booked and shipped within the quarter) was about 33%, approximately the same rate as the first quarter.

Gross profit as a percentage of net sales was 49.0% in the second quarter of fiscal year 2000, up from 46.9% in the second quarter of the previous fiscal year. The increase in the gross profit percentage resulted from the benefits associated with increased factory utilization, reduced costs from wafers supplied by an outside foundry, and lower assembly and test costs. These benefits were somewhat offset by increased depreciation expense associated with the new BiCMOS wafer fabrication facility ("BiCMOS fab") and pricing pressures on selected products.

Research and development expenses were approximately 12.2% of net sales, or $6.2 million, compared to 11.3%, or $4.4 million, in last year's second quarter. The $1.8 million increase was due to higher employee compensation costs primarily for accruals for bonus and profit sharing awards. Selling, general and administrative expenses were 17.3% of net sales, or $8.7 million, compared with 19.2%, or $7.5 million, in the previous year's second quarter. The decrease in the percentage of net sales was due to the increased sales volume, partially offset by accruals for bonus and profit sharing awards.

In the second quarter of fiscal year 1999, the Company incurred $1.0 million in pre-operating expenses associated with the BiCMOS fab. The new facility became operational in July 1998. No further pre-operating expenses were recorded with respect to this facility.

The Company recorded special charges of $7.4 million in this year's second quarter, all of which was charged to operating expenses. On July 26, 1999, the Company announced that it had entered into a definitive agreement to be acquired by Texas Instruments Incorporated. As a result, the Company recorded merger-related transaction costs of $3.7 million primarily for professional services. The remaining charge of $3.7 million was primarily to account for non-cash compensation on stock options associated with severance agreements with former Unitrode executives. During the second quarter of fiscal year 1999, the Company recorded merger costs of $1.0 million, primarily for professional fees associated with the acquisition of Benchmarq Microelectronics, Inc. See Notes 5 and 9 in the Company's consolidated financial statements for further information.

Royalty income in the second quarter increased by $1.5 million compared to the prior year primarily due to a lump sum royalty payment from International Rectifier ("IRC"), the result of a license agreement between IRC and a third party covering certain IRC patents relating to power MOSFET technology.

The consolidated effective tax rate for the quarter ended July 31, 1999 was 61.2% compared with 42.7% in last year's second quarter. Excluding non-deductible merger costs, the effective tax rate was 36.0% and 36.8% in the second quarter of fiscal year 2000 and fiscal year 1999, respectively.

THREE MONTHS ENDED JULY 31, 1999 VERSUS THREE MONTHS ENDED AUGUST 1, 1998 (continued)


Net income in the second quarter of fiscal year 2000 was $2.0 million, or $.06 per diluted share, compared with $3.5 million, or $.11 per diluted share in last year's second quarter. Excluding the effect of merger-related transaction costs and special charges, net income in this year's second quarter was $8.1 million, or $.24 per diluted share, compared to $4.4 million, or $.14 per diluted share in the year-ago quarter.

SIX MONTHS ENDED JULY 31, 1999 VERSUS SIX MONTHS ENDED AUGUST 1, 1998

Net revenues for the six months ended July 31, 1999 were $94.7 million, compared with $75.8 million in the previous year's six-month period, an increase of $18.9 million, or 25%. The increase was principally due to strength in demand for products from all three of the Company's major business lines, power management, portable power, and interface. Approximately 57% of sales in the first six months were international compared with 62% in the prior year.

Gross profit as a percentage of net sales was 48.5% of net sales in the first six months compared to 43.4% in first six months of the prior year. Excluding the special charge of $2.6 million recorded in last year's first quarter to account for inventory writeoffs, gross profit as a percentage of net sales in the first six months of last year was 46.8%. The increase in the gross profit percentage resulted from the benefits associated with increased factory utilization, reduced costs from wafers supplied by an outside foundry, and lower assembly and test costs. These benefits were somewhat offset by increased depreciation expense associated with the BiCMOS fab and pricing pressures on selected products.

Research and development expenses were approximately 12.0% of net sales, or $11.4 million, compared with 12.2%, or $9.2 million, in the first six months of the prior year. The $2.2 million increase was due to higher employee compensation costs primarily for accruals for bonus and profit sharing awards. Selling, general and administrative expenses were $16.9 million, or 17.8% of net sales, compared to $15.7 million, or 20.7% of net sales in the first six months of last year. The decrease in the percentage of net sales was due to the increased sales volume, partially offset by accruals for bonus and profit sharing awards.

The Company incurred $2.1 million in pre-operating expenses associated with the BiCMOS fab in the first six months of fiscal year 1999. The new facility became operational in July 1998. No further pre-operating expenses were recorded with respect to this facility.

During the first half of fiscal year 2000, the Company recorded special charges of $7.4 million, all of which were charged to operating expenses. On July 26, 1999, the Company announced that it had entered into a definitive agreement to be acquired by Texas Instruments Incorporated. As a result, the Company recorded merger-related transaction costs of $3.7 million primarily for professional services. The remaining charge of $3.7 million was primarily to account for non-cash compensation on stock options associated with severance agreements with former Unitrode executives. During first six months of fiscal year 1999, the Company recorded merger costs and special charges totaling $8.7 million of which $2.6 million was charged to cost of sales, $3.6 million was charged to operating expenses and $2.5 million was charged to other income (expense). See Notes 5 and 9 in the Company's consolidated financial statements for further information.

Royalty income in the first six months increased by $1.9 million compared to the prior year primarily due to a lump sum royalty payment from International Rectifier ("IRC"), the result of a license agreement between IRC and a third party covering certain patents relating to MOSFET technology.

SIX MONTHS ENDED JULY 31, 1999 VERSUS SIX MONTHS ENDED AUGUST 1, 1998
(continued)


The consolidated effective tax rate for the six months ended July 31, 1999 was 45.2% including non-deductible merger costs and 36.5% without the charges. The consolidated effective tax rate for the first six months of the prior year was 66.2% including last year's non-deductible merger costs, and 36.4% excluding the charges.


Net income for the first six months of fiscal year 2000 was $8.5 million, or $.25 per diluted share, compared with $1.0 million, or $.03 per diluted share in the first six months of last year. Excluding the effect of merger-related transaction costs and special charges, net income in the first six months of this year was $14.6 million, or $.43 per diluted share, compared to $7.2 million, or $.22 per diluted share in first six months of the prior year.

FINANCIAL CONDITION

Cash and cash equivalents at July 31, 1999 increased by $11.3 million to $102.9 million since the beginning of fiscal year 2000. The principal sources of cash were $19.8 million from operating activities and $4.6 million from exercises of employee stock options under the Company's stock option plans; these were offset by $12.2 million in capital expenditures and $3.3 million in repurchases of Company stock.

In March 1999, the Company entered into a new three-year multi-bank revolving credit agreement that provides for borrowings up to $50 million. Borrowings under the credit agreement bear interest at variable spreads over LIBOR. There were no borrowings in the first six months of the fiscal year.

Capital spending to support ongoing operations totaled approximately $12.2 million in the first six months of the fiscal year. The Company plans to spend approximately $17 to $20 million for capital assets in fiscal year 2000. It is anticipated that the Company's operating cash requirements for fiscal year 2000, including planned capital expenditures, will be met by internally generated funds and available cash.

The ratio of current assets to current liabilities was 5.38:1 at July 31, 1999 compared with 5.63:1 at January 31, 1999. Working capital of $139.9 million at July 31, 1999 increased by $13.8 million from the beginning of the fiscal year. Accounts payable at July 31, 1999 increased by $5.5 million from year-end due to the timing of payments for merger-related transaction costs and capital equipment. Accrued employee compensation and benefits were $3.2 million higher than at year-end due to accruals for incentive compensation relative to the Company's expected performance for fiscal year 2000.

Accounts receivable at July 31, 1999 increased by $6.9 million from the beginning of the fiscal year primarily due to the higher sales volume. Receivable days outstanding were 51 days compared with 52 days at January 31, 1999 and 45 days in the previous year's second quarter.

On March 15, 1999, the Board of Directors of the Company authorized the repurchase of up to one million shares of its common stock. During the first six months of the year, the Company repurchased 172,400 shares at an average price of $19.40 per share for a total of $3.3 million. The repurchase program was rescinded on July 25, 1999.

NEW ACCOUNTING STANDARDS

See Note 2 in the Company's consolidated financial statements for a discussion of recently issued accounting standards.

IMPACT OF THE YEAR 2000 ISSUE

The Company's Year 2000 project was substantially completed in July 1999. Year 2000 project expenditures, excluding capitalized costs associated with the ERP system, were immaterial. The Company, including the Benchmarq operations, has completed an assessment of all computer-based software and hardware to ensure Year 2000 compliance. Certain non-Year 2000 compliant systems and equipment were modified, scrapped, or replaced. In addition, the Company has replaced certain business systems with a Year 2000 compliant enterprise resource planning ("ERP") system in order to improve reporting and productivity. Formal communications have been established with all significant vendors to determine the extent to which the Company could be impacted by third-parties' failure to remediate their own Year 2000 issues. The Company is currently unaware of any Year 2000 issues at the Company or a third party that will not be compliant in a timely manner and could result in a material effect on the Company's business, results of operations, or financial condition.

PROPOSED MERGER

On July 26, 1999, the Company announced that it had entered into a definitive agreement to be acquired by Texas Instruments, Incorporate ("TI"). Under the terms of the proposed transaction, each share of Unitrode common stock outstanding will be exchanged for the number of shares of TI common stock equal to $38.60 ("assumed exchange price") divided by an average of TI trading prices over a 20-day trading period ending the second trading day prior to the merger, but in no event less than .5023 or more than .5774 of a share of TI common stock. Based on the assumed exchange price and 32.5 million Unitrode shares outstanding as of July 31, 1999, the transaction is valued at approximately $1.25 billion. The transaction is intended to be accounted for as a "Pooling of Interests" and is subject to approval by Unitrode stockholders and other customary conditions. On August 18, 1999, the Federal Trade Commission notified the Company that it has granted early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act.

In the second quarter ended July 31, 1999, the Company recorded merger-related transaction costs of $3.7 million primarily for professional services, such as investment banking, legal and accounting fees. The transaction is expected to close in the third quarter of fiscal year 2000.

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

Sales to one customer, Compaq Computer Corporation, represented approximately 12% and 8% of sales in the second quarter of fiscal years 2000 and 1999, respectively, and 11% and 8% of sales in the first six months of fiscal years 2000 and 1999, respectively. The loss or a substantial reduction in sales from this customer would have a material adverse effect upon the Company's business.

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

The Company's new 6" BiCMOS wafer fabrication facility became operational in July 1998. Full qualification of manufacturing processes and products is continuing. There can be no assurance that certain processes and products will be qualified on time, that the added capacity will match demand for its products, or that the ramp-up of production will result in acceptable manufacturing yields. The Company's additional capacity has resulted in a significant increase in operating expenses, such as depreciation, and if revenues do not continue to offset these additional expenses, the Company's future gross profit as a percentage of sales would be adversely affected. Meanwhile, other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years. There can be no assurance that the expansion by the Company and its competitors will not lead to over-capacity in the industry, which could lead to price erosion that could adversely affect the Company's operating results.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that future claims or assertions will not materially adversely affect the Company's business, financial condition, results of operations, or cash flows.

The proposed acquisition of the Company by Texas Instruments requires the dedication of management resources that may temporarily divert attention from the day-to-day business of the Company and this distraction could have an adverse effect on near-term revenues and operating results.


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

At July 31, 1999, the Company held $90.4 million in cash equivalents consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as held to maturity and valued at amortized cost which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company enters into forward foreign exchange contracts as a hedge against trade receivables and cash denominated in foreign currencies. Realized and unrealized gains and losses on these contracts are included in net income and offset the foreign exchange gains or losses on the hedged trade receivables and cash. At July 31, 1999, the Company had one-month forward contracts to sell foreign currencies of 2.2 million German marks, and 0.5 million British pounds totaling approximately $1.9 million. The Company recorded total foreign currency losses of $58,000 in fiscal year 1999. A hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's results of operations.

                           PART II. OTHER INFORMATION
               Unitrode Corporation and Consolidated Subsidiaries
                                  July 31, 1999


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is hereby made to Item 4 in the Company's Form 10Q for the quarter ended May 1, 1999 for information regarding the Company's annual meeting of stockholders held on June 7, 1999.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1 - Short Term Incentive Plan

                  Exhibit 27 - Financial Data Schedules

(b)      Reports on Form 8-K:

                  On June 29, 1999, the Registrant filed a report on Form 8-K announcing that, effective June 28, 1999, Alan R. Schuele had resigned as President and Chief Operating Officer and that Robert J. Richardson, Chairman and Chief Executive Officer, would reassume those duties.

                  On July 27, 1999, the Registrant filed a report on Form 8-K announcing the proposed merger of the Company with Texas Instruments.

               Unitrode Corporation and Consolidated Subsidiaries
                                  July 31, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UNITRODE CORPORATION



  September 10, 1999         /s/ Robert J. Richardson
---------------------       -----------------------------------------------
Date                        Robert J. Richardson
                            Chairman, President and Chief Executive Officer



  September 10, 1999         /s/ John L. Kokulis
---------------------       -----------------------------------------------
Date                        John L. Kokulis
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)